Form 10-K
period 2025-12-28
QUICKLOGIC Corp
filed 2026-03-27
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 28, 2025

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

Yes ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2025, the registrant’s most recently completed second fiscal quarter, was $ 86,244,830.88 based upon the last closing price reported for such date on the Nasdaq Capital Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 20, 2026, the registrant had 17,720,435 shares of common stock outstanding.

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

Risk Factor Summary

Some of the factors that could materially and adversely affect our business, financial condition, results of operations, and cash flows, but are not limited to, the following:

Risks Related to Our Business

•	We have incurred losses in the past years. We may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity, and as a result, our financial condition and operating results could be materially and adversely affected.

•	Our future operating results are likely to fluctuate and therefore, may fail to meet expectations, which could materially adversely affect our business, results of operations, and financial condition.

•	Our margins vary.

•	Cyberattacks can lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

•	We may be unable to protect our intellectual property, which could negatively affect our ability to compete.

•	We may be unable to adequately protect our intellectual property rights and may face significant expenses as a result of future litigation.

•	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers, and other key management or technical personnel.

•	There may be some effects of system outages or data security breaches, which could adversely affect our operations, financial results, or reputation.

•	Our company’s global operations are subject to risks and uncertainties.

•	We may not be able to achieve the anticipated synergies and benefits from business acquisitions.

•	Litigation could adversely impact our consolidated financial position.

•	If a financial institution holding our funds fails, we may not be able to pay our operational expenses or make other payments, which could adversely impact our liquidity and financial performance. Deterioration of financial markets may result in our inability to borrow on favorable terms, which could adversely impact our ability to pursue our growth and other strategic initiatives.

•	Our business is subject to political, economic, and health risks, natural disasters, and other catastrophic events, which could have a material adverse effect on our business operations.

•	Our insurance may not adequately cover certain risks and, as a result, our financial condition and results may be adversely affected.

•	Pandemics or other widespread public health problems could adversely affect our business, results of operations, and financial condition in a material way.

•	Changes to existing accounting pronouncements or taxation rules or practices may cause adverse income fluctuations or affect our reported financial results or how we conduct our business.

•	We may have increased difficulty attracting and retaining qualified, outside board members.

Risks Related to Our Common Stock

•	We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock.

•	There has been recent dilution and there may continue to be additional future dilution of our Common Stock, including as a result of the Company's ATM Offering (as defined below), which could adversely affect the market price of shares of our Common Stock.

•	If we do not maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

•	The market price of our common stock may fluctuate significantly and could lead to securities litigation.

•	Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could discourage a takeover that is beneficial to stockholders.

•	If, in the future, we conclude our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Risks Related to Our Industry and Global and Economic Conditions

•	The semiconductor industry is highly competitive, and has experienced significant consolidation, and if we are unable to compete effectively or identify attractive opportunities for consolidation, it could materially adversely affect our business and results of operations.

•	The semiconductor business is subject to downward price pressure.

•	Both we and our customers are subject to laws, regulations, and similar requirements, changes to which may adversely affect our business, results of operations, and financial condition.

Risks Related to Our Products

•	If we fail to successfully develop, introduce, and sell new products and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

•	If a market for our new products does not develop, or if our products do not meet customer needs, the loss of or reduction in orders could adversely affect our revenue and harm our business's financial condition, operating results, and cash flows.

•	Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources on the design of their products.

•	If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.

•	Our business could be adversely affected by undetected errors or defects in our products.

•	We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner.

•	Changes to U.S. or foreign tax, trade policy, government incentives, and tariff and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

•	We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

•	Rising concern of potential export restrictions could materially and adversely affect our business and results of operations.

•	Our business could suffer as a result of tariffs and trade sanctions or similar actions.

•	Exchange rate fluctuations could adversely affect our company’s results of operations and financial condition.

•	We have implemented import and export control procedures to comply with United States regulations, but we are still exposed to potential risks from import and export activity.

Risks Related to Our Customers and Partners

•	We currently depend on a limited number of significant customers, for a significant portion of our revenue, and the loss of, or reduction in orders from, such significant customers could adversely affect our revenue and harm our business financial condition, operating results, and cash flows.

•	Our revenue from U.S. Government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available.

•	Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.

•	We depend upon partnering with other companies to offer other solutions into our platform.

•	We depend on our relationships with third parties to manufacture our new hardware products.

•	We depend upon third parties for silicon IP, RTL, design, physical design, verification, and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely affect our time to market and revenue.

•	We depend upon partnering with other companies to develop IP, reference platforms, algorithms, and system software.

•	We depend upon third parties to fabricate, assemble, test, and program our products, and to provide logistics services. Any problems with these third parties could adversely affect our business, results of operations, and financial condition.

•	We entered into informal partnerships with certain third parties for the development of solutions. Our business could be adversely affected if such informal partnerships fail to grow as we expected.

•	Our solutions face competition from suppliers of ASSPs, integrated application processors, radiation-tolerant and radiation hardened FPGAs, low-power MCUs, ASICs, and eFPGA IP.

•	We may engage in manufacturing, distribution, or technology agreements that involve numerous risks, including the use of cash, erosion of margins due to royalty obligations or revenue sharing, and diversion of resources.

•	We have entered and will continue to enter into strategic licensing and collaborative partnerships and relationships with third parties. The anticipated benefits of these partnerships and relationships may never materialize and these partnerships and relationships may instead disrupt our business and harm our financial condition.

PART I

ITEM 1. BUSINESS

General

QuickLogic Corporation was founded in 1988 and completed its reincorporation in Delaware in 1999. We develop programmable logic semiconductor technologies, including embedded Field Programmable Gate Array ("eFPGA") intellectual property ("IP") and specialized FPGA devices used in a range of applications requiring adaptable hardware functionality. Our technologies enable customers to incorporate programmable logic into custom semiconductor devices or deploy standalone programmable devices to implement system control, hardware acceleration, and other configurable functions.

We are a fabless semiconductor company whose primary offerings include eFPGA IP licensing, discrete FPGA devices, and related development tools and software. Semiconductor companies license our eFPGA IP to integrate programmable logic blocks into their application-specific integrated circuits ("ASICs") and system-on-chip ("SoC") devices. Our discrete FPGA devices enable customers to implement custom hardware functionality in applications requiring flexibility, low power consumption, and long product life cycles.

Our programmable logic technologies are used in a variety of markets, including aerospace and defense, industrial and infrastructure systems, data processing and computing platforms, and certain embedded and edge computing applications. The combination of programmable silicon technologies, software tools, and design resources enables customers to efficiently incorporate field-programmable hardware capabilities into both custom silicon and system-level products.

Certain of our programmable logic technologies are designed for applications requiring deterministic hardware operation, security, and long operational lifetimes, including aerospace, defense, and industrial systems, where reliable electronics are critical to system performance.

We also support government-sponsored initiatives focused on strengthening trusted microelectronics capabilities and advancing radiation-tolerant programmable logic technologies used in aerospace, defense, and other mission-critical systems.

Our current product offerings include our eFPGA IP licensing business and associated professional services, which consist of development and integration of eFPGA technology into customer semiconductor devices, as well as a range of FPGA silicon products, including EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro®, and Eclipse II products. Our mature products include FPGA families such as PASIC®3 and QuickRAM®, as well as programming hardware and design software tools that support the development and deployment of programmable logic designs.

We collaborate with a range of ecosystem partners on co-marketing, co-selling, and technology initiatives supporting our IP and silicon platforms. These partners include semiconductor IP providers, semiconductor design service companies, semiconductor foundries, semiconductor assembly and test providers, and other technology companies that support the development and deployment of programmable silicon solutions.

Our eFPGA IP is currently developed across a range of semiconductor manufacturing process technologies, including Intel 18A and process nodes such as 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, 250nm, and 350nm with a roadmap targeting additional advanced semiconductor nodes. Our licensable IP is generated using our automated IP generator tool, Australis™, which enables the creation of customized eFPGA IP architectures that can be integrated into customer ASIC and SoC designs. This automated architecture generation capability allows customers to incorporate programmable logic into custom semiconductor devices with limited ongoing development involvement from QuickLogic, enabling a scalable IP licensing model.

As a fabless semiconductor company, we rely on third-party semiconductor foundries and manufacturing partners to fabricate, assemble, and test our silicon products. We work with multiple manufacturing partners to support a range of product volumes and applications, including the development of certain programmable logic technologies designed for use in semiconductor manufacturing environments operated within the United States.

Our EOS S3™ and ArcticLink® III silicon platforms combine mixed-signal physical functionality and fixed-function logic alongside programmable logic resources. Integrating these capabilities allows customers to implement cost-effective and energy-efficient system architectures while retaining the flexibility of programmable hardware. These platforms are designed to take advantage of semiconductor manufacturing nodes that enable reduced power consumption and smaller die sizes.

For cost-sensitive applications, we utilize small form-factor packaging options that reduce device cost and minimize printed circuit board space requirements for customers. For applications requiring enhanced environmental reliability, including certain aerospace and defense systems, we support packaging options designed for ruggedized operating environments.

We expect that future revenue growth will depend on the continued adoption of our eFPGA IP technologies, the introduction of new FPGA devices, and the ongoing demand for our existing programmable logic products. Our growth strategy includes expanding our eFPGA IP business, developing additional programmable logic devices and architectures, and supporting the integration of programmable logic technologies into a broad range of semiconductor and system-level applications.

Available Information

Our corporate headquarters are located at 2220 Lundy Avenue, San Jose, California 95131. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. Our common stock trades on the Nasdaq Capital Market under the symbol “QUIK.” Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or the SEC. Copies of the materials filed by the Company with the SEC are also available on the SEC’s website at www.sec.gov. A copy of our Code of Conduct and Ethics is posted on our website at https://ir.quicklogic.com/governance-docs. Any amendments to or waiver from this Code of Conduct and Ethics will be posted to this page on our website.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to Fiscal Years 2025 and 2024 refer to the Fiscal Years ended December 28, 2025 and December 29, 2024, respectively.

Industry Background

Historically, system processing capability was built using a homogeneous architecture consisting primarily of a single type of processing technology, such as a general-purpose processor or programmable logic device. In recent years, semiconductor system architectures have increasingly adopted heterogeneous processing models that combined multiple types of compute resources. Examples include the integration of one or more general purpose processor cores (such as Arm® or RISC-V) together with programmable logic or specialized hardware accelerators. These heterogeneous architectures allow system designers to partition application workloads across different types of compute resources so that each workload is executed on the most efficient processing element. This approach often improves system performance, energy efficiency, and flexibility.

Heterogeneous architectures can be implemented in several ways, including the use of multiple discrete semiconductor devices on a printed circuit board, multiple integrated IP blocks within a monolithic semiconductor device, or multiple semiconductor devices (such as chiplets) integrated together within an advanced package. These approaches allow system designers to combine different processing technologies to achieve the desired balance of performance, power consumption, flexibility, and cost.

An important underlying trend in the aerospace and defense and industrial markets is the increasing fragmentation and specialization of system functionality. System designers in these markets often require hardware solutions that can be rapidly developed, modified, and extended over long product life cycles while supporting evolving algorithms, communications protocols, and application requirements. As a result, system developers increasingly prioritize development time, design flexibility, and non-recurring engineering ("NRE") costs over the lowest possible bill of materials cost.

We believe these industry trends are influencing the relative demand among several classes of core semiconductor technologies. The primary classes of non-memory semiconductor devices include the following:

•

Microcontrollers ("MCUs") are typically low-power integrated circuits containing a processor core, memory, and peripheral interfaces designed for embedded applications programmed primarily through software;

•

Application Specific Standard Products ("ASSPs"), other than processors, are fixed-function semiconductor devices designed to perform specific hardware functions. These devices often integrate a set of commonly used peripherals or functions and are typically optimized for particular applications. Their functionality is fixed prior to fabrication;

•

Programmable Logic Devices ("PLDs") are general-purpose semiconductor devices that can be configured by system designers after fabrication to implement application-specific hardware functionality. FPGAs are a subset of PLDs that are commonly used to implement complex digital logic functions and system interfaces; and

•

Application Specific Integrated Circuits ("ASICs") are custom semiconductor devices designed and fabricated to meet the requirements of a specific application for a specific customer. Structured ASICs represent a sub-category that provides limited customization to broaden the applicability of the device across related applications.

ASSP devices are offered broadly to the market and typically implement standardized functionality. As a result, system designers may need to combine multiple ASSP devices to implement the desired system architecture, which can increase system cost, power consumption, and board complexity. In addition, when standards evolve or new application requirements emerge, suitable ASSP devices may not yet exist to implement the desired functionality.

System designers can customize hardware functionality using programmable logic devices, ASICs, or software-programmable processors. Each class of semiconductor device presents different trade-offs between development cost, unit cost, flexibility, and development risk. ASICs may provide the lowest unit cost at high production volumes but typically involve significant development time, engineering cost, and design risk. Programmable logic devices provide a lower development risk and faster time-to-market because functionality can be configured after fabrication. As programmable logic technologies have evolved and device costs have declined over time, the production volumes required to justify a fully custom ASIC solution have increased.

FPGA technology has historically enabled system designers to develop and deploy application-specific hardware functionality with relatively fast development cycles and lower upfront engineering costs compared to ASICs. FPGAs are widely used across multiple end-markets, including aerospace and defense, industrial systems, computing, communications, embedded systems, and consumer electronics.

According to a recent research report published by Markets and Markets, the global FPGA market was valued at approximately $11.7 billion in 2025 and is projected to grow to approximately $19.3 billion by 2030, reflecting continued adoption of programmable logic technologies across a range of markets. Growth in the FPGA market is driven by increasing demand for hardware acceleration, adaptable system architectures, and the ability to support evolving algorithms and application requirements.

More recently, the emergence of eFPGA IP has expanded the use of programmable logic beyond discrete FPGA devices. eFPGA technology allows semiconductor companies to integrate programmable logic blocks directly into ASIC and SoC devices, enabling designers to incorporate adaptable hardware acceleration and configurable functionality within custom silicon designs. This approach can improve system integration, reduce latency, and enable post-silicon flexibility while maintaining the performance and power efficiency advantages of ASIC architectures.

The aerospace and defense and industrial markets often require semiconductor solutions capable of operating in demanding environments and supporting long product life cycles. In these markets, system designers frequently require specialized functionality, extended temperature operation, radiation tolerance, and high reliability. When suitable standard semiconductor devices are not available, designers may turn to programmable logic devices or custom ASIC development to meet these requirements.

QuickLogic FPGA technologies have historically been used in certain segments of these markets where characteristics such as instant-on operation, energy efficiency, deterministic hardware behavior, and protection of intellectual property are important. In addition, we have increasingly focused on providing programmable logic technologies that support mission-critical applications requiring secure and reliable hardware operations.

Since 2022, QuickLogic has also entered into multiple contracts related to embedded FPGA technologies with customers servicing the aerospace and defense market. Advances in our Australis IP generator technology, participation in industry technology ecosystems, and the development of programmable logic technologies designed for demanding operating environments have contributed to increased engagement with customers in the defense industrial base. We believe these trends may support continued growth opportunities for programmable logic technologies in aerospace, defense, and other mission-critical markets.

Markets and Product Technology

We market our programmable logic technologies, including FPGA devices and eFPGA IP, primarily to Defense Industrial Base contractors, U.S. Government entities, system original equipment manufacturers ("OEMs"), and fabless semiconductor companies. These customers utilize our programmable logic technologies to incorporate adaptable hardware functionality within system-level designs or custom semiconductor devices.

Our technologies enable customers to implement customized hardware functionality while supporting characteristics such as low power consumption, design flexibility, rapid development cycles, long product life cycles, and reduce total cost of ownership. Depending on customer requirements, solutions may incorporate our programmable logic technologies together with semiconductor IP, software tools, and design resources that support the development and deployment of programmable hardware functionality.

Through the use of our programmable silicon platforms, semiconductor IP, software tools, and architecture expertise, we support the development of energy-efficient hardware solutions that combine the benefits of fixed-function semiconductor devices with the flexibility and adaptability of programmable logic technologies. In certain cases, we develop IP, software, or firmware internally, while in other cases, we collaborate with third parties to integrate mixed-signal interfaces, logic functions, or software components required to complete a customer solution.

Our product technology consists of four major elements:

1. Programmable Logic Technology

Our programmable logic technologies enable our customers to customize hardware functionality within semiconductor devices or system-level platforms. We support two primary classes of programmable logic architectures: reprogrammable logic and one-time programmable ("OTP") logic.

Reprogrammable logic architectures allow hardware functionality to be configured and updated after manufacturing. Our reprogrammable programmable logic technology is primarily based on SRAM configuration elements and forms the foundation of our eFPGA IP and certain programmable logic silicon devices. These architectures can be implemented using standard semiconductor foundry process technologies, including conventional CMOS logic processes that incorporate foundry-provided SRAM memory elements.

In certain specialized applications, reprogrammable logic architectures may incorporate alternative non-volatile memory technologies such as magnetoresistive random-access memory ("MRAM"). These architectures can support operating environments that require enhanced reliability characteristics, including certain radiation-tolerant applications.

Our second class of programmable logic technology is our ViaLink® OTP architecture. ViaLink is a proprietary and patented antifuse-based programmable logic technology that provides non-volatility, instant-on operation, very low standby power consumption, low dynamic power, and compact device form factors. OTP architectures are commonly used in applications requiring secure and deterministic hardware operation.

 2. Semiconductor Intellectual Property

We develop semiconductor IP cores that may be licensed to customers or integrated into our own programmable logic devices. Our licensable programmable logic IP is referred to as eFPGA IP.

Our eFPGA IP enables semiconductor companies to integrate programmable logic blocks directly into ASICs or SoC devices. This capability allows customers to incorporate adaptable hardware acceleration, system control functions, and configurable digital logic within custom semiconductor designs.

Our eFPGA IP architectures are generated using our automated IP generator tool, Australis™, which enables the creation of customized programmable logic architectures that can be integrated into customer semiconductor designs. The Australis™ architecture generation process allows our customers to incorporate programmable logic functionality with limited ongoing development involvement from QuickLogic, supporting a scalable IP licensing and support model.

In addition to programmable logic architectures, we may also provide other IP blocks that customers can integrate alongside eFPGA IP within their designs. These may include signal processing functions, digital filtering blocks, hardware acceleration functions, processor offload engines, and various interface and bus connectivity components.

3. FPGA User Tools

We develop and support software tools that enable customers to design, configure, and deploy programmable logic functionality within our FPGA devices, eFPGA IP architectures, and programmable silicon platforms. As programmable logic devices are manufactured in an unconfigured state, system designers must configure the programmable logic resources to implement their desired hardware functionality using a set of design and programming tools commonly referred to as FPGA User Tools.

Our FPGA User Tools support two general approaches: proprietary development tools and open-source tool flows. Historically, FPGA vendors have provided proprietary tool chains to support device configuration and design development. For certain mature products, we continue to support proprietary FPGA development tools.

For our newer programmable logic platforms and eFPGA IP technologies, we support open-source FPGA development flows, as well as hybrid tool environments. Our Aurora development platform combines open-source FPGA development tools with selected proprietary technology elements, including logic synthesis capabilities based on industry-standard synthesis tools. This approach enables customers to use a flexible development environment while maintaining compatibility with established semiconductor design workflows.

4. Silicon Platforms

We offer programmable silicon platforms that include both discrete FPGA devices and SoC devices incorporating programmable logic resources.

Our discrete FPGA devices have historically been based on our ViaLink® OTP programmable logic technology and more recently, also incorporate reprogrammable programmable logic architectures using SRAM or other memory technologies for configuration.

In addition to standalone FPGA devices, we develop silicon platforms that integrate programmable logic together with fixed-function hardware blocks and mixed-signal capabilities. These SoC platforms include products such as ArcticLink®, EOS S3™, EOS S3 LV™, and EOS S3AI™.

By integrating programmable logic together with hard-wired logic blocks and mixed-signal functions, these platforms allow customers to implement energy-efficient system architectures while retaining the flexibility to customize hardware functionality through programmable logic. Hard-wired IP blocks provide optimized performance and power efficiency for commonly used functions, while the programmable logic fabric enables customers to adapt the platform to specific application requirements.

This combination of programmable logic, fixed-function hardware, and mixed-signal capabilities enables us to deliver semiconductor solutions that can be customized for a variety of application requirements while supporting reduced system complexity, lower power consumption, and efficient system integration.

Competitive Strengths

We believe several characteristics of our technology and business model differentiate us within the programmable logic and semiconductor IP markets, including:

Programmable Logic Expertise

QuickLogic has developed programmable logic technologies over several decades and we have extensive experience in the design and deployment of FPGA architectures and related development tools. Our experience spans multiple semiconductor process technologies, programmable logic architectures, and end markets that require adaptable hardware functionality.

Embedded FPGA Intellectual Property Platform

Our eFPGA IP enables semiconductor companies to integrate programmable logic blocks into ASICs and SoC devices. This capability allows customers to incorporate configurable hardware functionality within custom semiconductor designs while maintaining the performance and power advantages of ASIC architectures.

Our automated IP generation platform, Australis™, enables the development of customized programmable logic architectures for integration into customer designs. This automated architecture generation capability allows us to support a scalable IP licensing model while enabling customers to efficiently integrate programmable logic into their semiconductor products.

Flexible Programmable Logic Architectures

Our programmable logic technologies support multiple configuration approaches, including reprogrammable architectures and OTP architectures. These architectures enable customers to select programmable logic technologies that best meet their requirements in flexibility, power consumption, security, and reliability.

Long Life Cycle and Mission-Critical Applications

Certain of our programmable logic technologies are used in applications requiring long product life cycles, deterministic operation, and reliable system behavior. These characteristics are important in markets such as aerospace and defense, industrial systems, and infrastructure applications where systems may operate for extended periods and hardware reliability is critical.

Scalable Ecosystem and Development Tools

We support our programmable logic technologies with development tools and software platforms that allow customers to design and deploy hardware functionality using our FPGA devices and eFPGA IP architectures. Our support for both proprietary and open-source development flows enables customers to integrate programmable logic functionality within established semiconductor and system design workflows.

Fabless Manufacturing Model

As a fabless semiconductor company, we utilize third-party foundries, assembly providers, and testing partners to manufacture our silicon devices. This model allows us to leverage advanced semiconductor manufacturing technologies without maintaining internal wafer fabrication facilities, enabling us to focus our resources on programmable logic architecture development and customer engagement.

Marketing, Sales, and Customers

We monetize our programmable logic technologies primarily through the sale of FPGA semiconductor devices and the licensing of eFPGA IP. In connection with eFPGA IP licensing engagements, we may also provide professional engineering services to support the integration of programmable logic technology into customer semiconductor designs. In certain cases, our licensing arrangements may include royalty payments based on customer production volumes.

Our technologies enable customers to incorporate adaptable hardware functionality into semiconductor devices or system-level products. Customers utilize our programmable logic technologies either through our discrete FPGA devices or by integrating our eFPGA IP directly into ASICs or SoC designs. These technologies allow system designers to implement hardware acceleration, system control functions, and configurable digital logic while maintaining low power consumption and design flexibility.

eFPGA technology provides ASIC and SoC developers with the ability to incorporate programmable hardware functionality directly within custom semiconductor devices. This capability enables designers to support evolving application requirements, implement hardware acceleration functions, and reduce the risk associated with fixed-function semiconductor architectures.

We recognize that many of our target markets require integrated hardware solutions that combine programmable logic with other semiconductor and system technologies. Accordingly, we collaborate with a range of industry partners to develop solutions that incorporate programmable silicon platforms, semiconductor IP, packaging technologies, development tools, and other supporting technologies. These collaborations allow us to support the performance, power efficiency, form factor, and life cycle requirements of our customers' systems.

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

We believe our programmable logic technologies address several important requirements for system designers, including low power consumption, platform flexibility, rapid development cycles, extended product life cycles, and reduced total cost of ownership.

We sell our products through a combination of direct sales personnel and sales channel partners in North America, Europe, and Asia. Our direct sales organization focuses on strategic customer engagements and technical support, while our channel partners and distributors support product availability and regional sales activities. In addition to our corporate headquarters in San Jose, California, we maintain international sales operations in Japan and the United Kingdom.

Customers typically purchase our FPGA devices through authorized distributors. We currently work with a network of distributors in North America, Europe, and Asia to support our global sales activities. Customers licensing our eFPGA IP generally enter into licensing agreements directly with QuickLogic.

We serve customers across several markets, including aerospace and defense, industrial systems, computing platforms, and semiconductor companies developing custom ASIC or SoC devices. Certain customers in aerospace, defense, and industrial markets continue to utilize our existing FPGA device platforms, while semiconductor companies increasingly license our eFPGA IP to integrate programmable logic into custom semiconductor designs.

One customer represented approximately 44% and another customer represented approximately 11% of our total revenue from continuing operations for the year ended December 28, 2025. One customer represented 56% of our total revenue from continuing operations for the year ended December 29, 2024. In addition, a significant portion of our revenue is derived from customers located outside the United States. See Note 15 to the consolidated financial statements for additional information.

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

Competition

The semiconductor industry is highly competitive and characterized by rapid technological change, evolving industry standards, and frequent new product introductions. We compete with a range of semiconductor companies that provide programmable logic devices, semiconductor IP, or alternative technologies that can perform similar system functions.

In the market for eFPGA IP, our competitors include other semiconductor IP providers and technology companies developing programmable logic architectures for integration into ASICs and SoC devices. These competitors may include both established semiconductor companies and smaller venture-backed companies.

In the market for discrete FPGA devices, we compete with suppliers of programmable logic devices including Lattice Semiconductor Corporation, Microchip Technology Inc. (which acquired Microsemi Corporation), Advanced Micro Devices, Inc. (which acquired Xilinx, Inc.), and Intel Corporation (whose programmable logic business operates under the Altera brand). These companies offer a broad range of applications and performance requirements.

Competition within the programmable logic market is influenced by several factors, including product performance, power consumption, device density, development tools, IP availability, product life cycle support, and the ability to meet specific application requirements. In certain applications, programmable logic devices also compete with alternative semiconductor solutions, including ASICs, ASSPs, and software-programmable processors.

We believe our programmable logic technologies compete effectively in applications that benefit from configurable hardware functionality, low power consumption, flexible system architectures, and long product life cycle support.

Research and Development

Our research and development activities are primarily focused on advancing our programmable logic technologies, including eFPGA IP, FPGA semiconductor devices, and associated software development tools. Our solutions combine programmable silicon platforms with semiconductor IP, FPGA development tools, software drivers, and other supporting system software.

Our future success depends in large part on our ability to execute on existing development programs involving eFPGA IP technologies and FPGA devices, as well as securing additional design engagements with semiconductor and system companies seeking to integrate programmable logic technologies into their products.

We have made, and expect to continue to make, substantial investments in research and development ("R&D"). Our R&D expenses from continuing operations were $5.3 million, or 38% of revenue and $5.8 million, or 30% of revenue for the Fiscal Years ended December 28, 2025 and December 29, 2024, respectively. Research and development expenses for the year ended December 28, 2025 reflect increases in employee compensation, depreciation, and expenses associated with financing arrangements.

Manufacturing

As a fabless semiconductor company, we rely on third-party manufacturing partners for wafer fabrication, package assembly, and device testing. This approach allows us to leverage the manufacturing scale and process technologies of established semiconductor suppliers while focusing our internal resources on programmable logic architecture development, product design, and customer engagement.

For our commercial products, we outsource wafer fabrication primarily to GlobalFoundries and Taiwan Semiconductor Manufacturing Company Limited ("TSMC"). Packaging and assembly services for our commercial products are provided by third-party semiconductor assembly and test providers, including Amkor Technology, Inc. Integra Technologies, Inc., and Golden Altos Corporation.

GlobalFoundries manufactures several of our programmable silicon platforms, including EOS S3™, EOS S3 LV™, and EOS S3AI™ devices using a 40-nanometer complementary metal oxide semiconductor ("CMOS") process, and PolarPro® 3E, ArcticLink® III VX and BX products using a 65-nanometer CMOS process. We also have recently used GlobalFoundries 12nm process for a new FPGA device test chip. TSMC manufactures certain of our mature FPGA products, including PASIC® 3 and QuickRAM® devices, using 0.35-micron CMOS process, and Eclipse® devices using a 0.25-micron CMOS process. We purchase wafers from these suppliers primarily on a purchase order basis.

Outsourcing wafer fabrication allows us to benefit from the manufacturing scale, process technologies, and operational efficiencies of leading semiconductor foundries. We may establish additional foundry relationships in the future as required to support new product development, customer requirements, or supply chain diversification. For certain products used in aerospace, defense, and government-related applications, we may be required to source wafer fabrication, packaging, and testing services from suppliers that meet specific security, traceability, and quality standards. In these cases, we work with manufacturing partners that support trusted microelectronics programs and maintain appropriate certifications and operational controls required by U.S. government customers.

Employees and Human Capital

As of December 28, 2025, we had fifty-one employees worldwide, of which forty-three employees were located in the United States. We believe our future success depends in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable. We recognize that in order to drive innovation and operational excellence, we must attract, develop, motivate, and retain highly qualified talent. The well-being of employees is a key priority and includes a dynamic and welcoming workplace that promotes inclusive diversity, fosters collaboration, encourages employees to bring their best ideas to work every day, and promotes work-life balance. The principal purposes of our equity and cash incentive plans are to attract, retain, and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of December 28, 2025, our research and development staff consisted of twenty-four employees located in California, Idaho, Indiana, Massachusetts, Missouri, New Jersey, Oregon, Texas, Utah, Washington, Canada, and Taiwan. These employees constitute the following groups:

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

We monitor employee turnover rates by region and globally. Approximately 33% of our employees have been employed by us for more than 10 years and approximately 24% have been employed by us for more than 20 years. The average tenure is 9.6 years. Our turnover rate was 21% for the fiscal year ended December 28, 2025. Excluding the disposition of SensiML, our turnover rate was 16% for the fiscal year ended December 28, 2025. We believe our compensation philosophy, along with the career growth and development opportunities promote longer employee tenure and reduce voluntary turnover.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold twenty-two active U.S. patents and have five pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures, and programmable metal hardware products. In Europe and Asia, we hold five patents and have zero pending applications. Our issued patents expire between 2026-2042.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 27, 2026:

Name	Age	Position
Brian C. Faith	51	President and Chief Executive Officer; Director
Elias Nader	61	Chief Financial Officer and Senior Vice President (SVP) of Finance
Rajiv Jain	65	Vice President, Worldwide Operations
Timothy Saxe	70	Senior Vice President Engineering and Chief Technology Officer
Owen Bateman	59	Vice President, Worldwide Sales
Andrew Jaros	63	Vice President, Intellectual Property Sales
Michael R. Farese	79	Chairman of the Board
Joyce Kim	55	Director
Andrew J. Pease	75	Director
Ron Shelton	64	Director
Gary H. Tauss	71	Director

Brian C. Faith joined QuickLogic in June 1996 and has served as President and Chief Executive Officer since June 2016. Prior to his appointment as Chief Executive Officer, Mr. Faith served as Vice President of Worldwide Marketing and Vice President of Worldwide Sales & Marketing from 2008 and 2016. During his tenure at QuickLogic, Mr. Faith has held a variety of managerial and executive leadership positions spanning engineering, product line management, marketing, and sales. Mr. Faith has served on the board of the Global Semiconductor Alliance (GSA) and previously served as Chairman of the Marketing Committee for the CE-ATA Organization. He holds a Bachelor of Science degree in Computer Engineering from Santa Clara University and has served as an Adjunct Lecturer at Santa Clara University, teaching courses related to programmable logic.

Elias Nader joined QuickLogic in February 2022, bringing more than three decades of leadership experience across the semiconductor and technology industries, including over 20 years in senior executive roles. Before joining QuickLogic, Mr. Nader served as Senior Vice President and Chief Financial Officer at Pixelworks, Inc. (2019-2022), where he led all global General and Administrative functions and partnered closely with the Board of Directors to drive strategic and operational initiatives. Prior to Pixelworks, Inc., Mr. Nader held several key leadership positions at Sigma Designs, Inc., including Senior Vice President, Chief Financial Officer and Corporate Secretary (2013-2017), followed by his appointment as interim Chief Executive Officer (2017-2019). Earlier in his career, he held executive roles at Dionex Corporation and interWave Communications, further broadening his operational and financial expertise. Mr. Nader serves on the Boards of Directors of Immersion Corporation (IMMR) and Barnes & Noble Education Group (BNED), where he provides strategic, financial, and operational oversight. He holds a Bachelor of Science degree in Accounting with a Minor in Economics, as well as an MBA in International Business, all from San Jose State University.

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

Timothy Saxe (Ph.D.) joined QuickLogic in May 2001. Dr. Saxe has served as our Senior Vice President of Engineering and Chief Technology Officer since August 2016 and Senior Vice President and Chief Technology Officer since November 2008. Previously, Dr. Saxe held a variety of executive leadership positions in QuickLogic including Vice President of Engineering and Vice President of Software Engineering. Dr. Saxe was Vice President of FLASH Engineering at Actel Corp., a semiconductor manufacturing company, from November 2000 to February 2001. Dr. Saxe joined GateField Corp., a design verification tools and services company formerly known as Zycad, in June 1983 and was a founder of their semiconductor manufacturing division in 1993. Dr. Saxe became GateField’s Chief Executive Officer in February 1999 and served in that capacity until Actel Corp. acquired GateField in November 2000. Dr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. degree and a Ph.D. in Electrical Engineering from Stanford University.

Owen Bateman joined QuickLogic in February 1997. Mr. Bateman has served as our Vice President of Worldwide Sales since April 2022. Prior to this role, Mr. Bateman served as QuickLogic’s Senior Director of Sales EMEA and USA from 2013 to 2022, and Strategic Accounts, Direct Sales and Channel Sales from 1997 to 2013. Prior to joining QuickLogic, Mr. Bateman held sales and field application engineering positions at Intel and Abacus Polar. Mr. Bateman spent several years in an ASIC design team and completed several successful FPGA and custom ASIC designs. Mr. Bateman holds a Higher National Certificate in Electronic and Microelectronic Engineering from Brooklands College, England.

Andrew Jaros joined QuickLogic in December 2024 as Vice President of IP Sales, bringing over 20 years of leadership experience in semiconductor IP, embedded systems, and business development. Prior to joining QuickLogic, Mr. Jaros most recently served as FlexLogix's World-Wide Vice President of Sales, Marketing, and Solutions Architecture from 2016 to 2024. Prior to joining FlexLogix, Mr. Jaros served eleven years in various management and leadership roles licensing ARC processor IP at Synopsys, Virage Logic, and ARC International. Prior to that, Mr. Jaros managed a sales team covering North America strategic accounts for ARM.  Mr. Jaros started his career as a territory manager for Motorola Semiconductor and holds a B.S. degree in Chemical Engineering from Arizona State University.

Information regarding the backgrounds of our directors is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 1A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the SEC, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results, and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have incurred losses in the past years. We may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity, and as a result, our financial condition and operating results could be materially and adversely affected.

We have experienced net losses in the past years as we continue to develop new products, applications, and technologies. Most of our new products and products currently under development are generating stable gross margins as a percentage of revenue year over year. Our mature products also generate stable gross margins due to the markets that they serve. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received during Fiscal Year 2025 from the sale of our equity securities or future such offerings, and the credit line we may be able to draw down from Heritage Bank of Commerce or other future banking partners, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

Factors that could cause our operating results to fluctuate include, without limitation: (i) successful development and market acceptance of our products and solutions; (ii) our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand; (iii) changes in sales volume or expected sales volume, product mix, average selling prices, or production variances that affect gross profit; (iv) the effect of end-of-life programs; (v) a significant change in sales to, or the collectability of accounts receivable from, our largest customers; (vi) our ability to adjust our product features, manufacturing capacity, and costs in response to economic and competitive pressures; (vii) our reliance on subcontract manufacturers for product capacity, yield, and quality; (viii) our competitors’ product portfolio and product pricing policies; (ix) timely implementation of efficient manufacturing technologies; (x) errors in applying or changes in accounting and corporate governance rules; (xi) the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan; (xii) mergers or acquisitions; (xiii) the impact of import and export laws and regulations; (xiv) the cyclical nature of the semiconductor industry and general economic, market, political, and social conditions in the countries where we sell our products and the related effect on our customers, distributors, and suppliers; (xv) our ability to obtain capital, debt financing, and insurance on commercially reasonable terms, and (xvi) allocations between our operating expenses and cost of sales. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business, results of operations, and financial condition could be materially adversely affected, which could cause our stock price to significantly fluctuate or decline.

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

Cyberattacks can lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

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

Effective May 25, 2018, the European Union ("EU") implemented the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents, commencing on January 1, 2020. Further, the California Privacy Rights Act (“CPRA”), which was voted into law by California residents in 2020, became enforceable on July 1, 2023 and amends the CCPA, imposes additional data protection obligations on covered companies doing business in California and creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Privacy and security laws, self-regulatory schemes, regulations, standards, and other obligations are constantly evolving, and may conflict with each other, and any such laws, schemes, regulations, and standards may have an adverse impact on our business if we are not able to comply or if compliance requires time and resources for implementation.

Our company's, collaborators’, and contractors’ failure to fully comply with GDPR, CCPA, and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators, and others.

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

We may be unable to protect our intellectual property, which could negatively affect our ability to compete.

We believe one of our key competitive advantages results from the collection of proprietary technologies we have developed and acquired since our inception, and the protection of our intellectual property rights is, and will continue to be, important to the success of our business. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements, licenses, and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants, and manufacturing or other business partners, and control access to and distribution of our documentation and other proprietary information. To the extent that any third party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.

We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated, or circumvented. We may also be required to license some of our patents to others, including competitors, as a result of our participation in and contribution to development of industry standards. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in jurisdictions where the laws may not protect our proprietary rights as fully as in the United States or other developed countries. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations. In addition, we have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our confidential information, including our intellectual property. Despite our efforts, we may be subject to breach of these security systems and controls, which may result in unauthorized access to our facilities and labs and/or unauthorized use or theft of the confidential information and intellectual property we are trying to protect. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

Certain of our software, as well as that of our customers, may be derived from so-called “open-source” software that is generally made available to the public by its authors and/or other third parties. Some open-source software is made available under certain licenses that impose certain obligations on us in the event we were to distribute derivative works of the open-source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open-source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated which could adversely impact our business and results of operations.

Further, governments and courts are considering new issues in intellectual property law with respect to works created by AI technology, which could result in different intellectual property rights in development processes, procedures, and technologies we create with AI technology, which could have a material adverse effect on our business.

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

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, export and import restrictions, environmental regulations, protection of intellectual property rights, nationalization, expropriation, and other governmental action. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs, and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights. In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee-related laws and practices in those foreign countries. Our global operations also may be adversely affected by political events and domestic or international terrorist events and hostilities. Current events, including the conflict in the Middle East (including the recent conflict between the U.S. and Iran), the Russia-Ukraine military conflict, rising tensions with Taiwan, potential disruption caused by pandemics, and potential changes in tariffs, trade restrictions, immigration policies, and tax reform proposals, create a level of uncertainty for multi-national companies. As U.S. companies continue to expand globally, increased complexity exists due to the possibility of renegotiated trade deals, revised international tax law treaties, and changes to the U.S. corporate tax code. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. We regularly maintain cash balances at financial institutions in amounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limit. If a financial institution in which we hold such funds fails, or is subject to significant adverse conditions in the financial or credit markets, we could lose all or a portion of our uninsured funds, or be subject to a delay in accessing all or a portion of our funds. If we are unable to access all or a significant portion of our funds for any extended period of time, we may not be able to pay our operational expenses or make other payments, including to our vendors and employees, and we may be subject to other operational challenges, any of which could adversely impact our liquidity and financial performance. If any parties with whom we conduct business are unable to access funds, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The ultimate impact of a pandemic and its potential effects on our business depends on many factors that are not within our control. If a pandemic occurs, this could lead to disruptions or restrictions on our ability to source, manufacture, or distribute our products, including temporary disruptions to the facilities of our contract manufacturers in China, Taiwan, the Philippines, and Singapore, or the facilities of our suppliers and their contract manufacturers globally. Additionally, countries may impose restrictions on business operations and movement of people and products to limit the spread of a pandemic. Delays in production or delivery of components or raw materials that are part of our global supply chain due to restrictions imposed to limit the spread of a pandemic could delay or inhibit our ability to obtain the supply of components and finished goods. If the impact of a pandemic occurs in the locations where we, our customers, or suppliers conduct business, or we experience pronounced disruptions in our operations, we may experience constrained supply or curtailed demand that may materially adversely impact our business, cash flows, and results of operations.

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

Due to our relatively long product delivery cycle and the inability of our customers in the rapidly evolving end markets to confirm product requirements on a timely basis, we may have low visibility to product demand or estimated revenue in any given quarter. If our suppliers cannot provide us with accurate delivery lead times, we may not be able to deliver products to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers, and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, or if our available capacity is less than needed to meet customer demand, we may not be able to accurately estimate our quarterly revenue, which may have a material adverse effect on our results of operations and financial condition, and our stock price could materially fluctuate as a result.

There has been recent dilution and there may continue to be additional future dilution of our Common Stock, including as a result of the Company’s ATM Offering (as defined below), which could adversely affect the market price of shares of our Common Stock.

In February 2025, and subsequently refreshed in August 2025, the Company implemented an “at-the-market” program with Needham & Company, LLC, as sales agent (the “ATM Offering”) that allows us to sell, from time to time, shares of the Company’s Common Stock, having an aggregate offering price of up to $20,000,000. From February 2025 through Fiscal Year 2025, the outstanding shares of our Common Stock have increased by 1.2 million shares as a result of sales pursuant to the ATM Offering. We may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest, and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, or for other purposes. Additional issuances will dilute the ownership interest of our common stockholders. Investors who purchase shares in our ATM Offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid. In addition, future issuances of Common Stock, including through our ATM Offering, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

If, in the future, we conclude our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our common stock.

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

Global supply chain constraints have not had a material impact on our business. While we have experienced some volatilities with input material costs and supplier costs in accordance with domestic and global economic conditions, none of these have had a material impact to our business during our Fiscal Year 2025. We do not expect material increases in costs over the next twelve months. However, we expect to be subject to continued, broader-based inflationary, labor, and supplier cost increases in alignment with domestic and global economic conditions. We expect any increases in costs to be dilutive to our gross profit and we may be limited in our ability to offset any increased costs with price increases to customers. This may have a negative impact on our results from operations and cash flows.

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

We expect our business growth to be driven by new products, which currently include our eFPGA IP licenses and professional services, EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. The new product revenues growth of our new products needs to be strong enough to achieve profitability. The gross margin associated with our eFPGA IP is generally higher than the gross margin of our devices. Within our device revenue, gross margins of mature products, as well as new products sold to Aerospace and Defense customers, are generally higher than when selling the same products to higher volume IoT and/or Consumer customers. While we expect revenue and gross profit growth from new products will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to increase our revenue from its current level, we depend upon increased revenue from our existing new products, especially solutions based on our eFPGA IP solution platforms, mature FPGAs, and the development of additional new products and solutions.

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

If a market for our new products does not develop, or if our products do not meet customer needs, the loss of or reduction in orders could adversely affect our revenue and harm our business's financial condition, operating results, and cash flows.

We have history and experience in developing, selling, and supporting FPGA products and incorporating FPGA IP developed by us into our platform solutions. The eFPGA market is a developing market with unknown requirements and demand. Our current FPGA architectures and their performance may not be a good fit for the eFPGA market. eFPGA IP is designed for specific foundry/process node combinations, and the ones we have chosen to target may be different from what our customers require. The software developed by us for eFPGA may be delayed or may not meet the needs of the eFPGA market. The support required by a customer to incorporate the eFPGA may be much higher than expected, which may delay new engagements or lead to higher costs. The incorporated eFPGA IP may have an unexpected result in the customer’s chip leading to compensation demands. The expected NRE and royalty rates we expect to charge for the eFPGA may not be competitive, which may have a material adverse effect on our business, results of operations, and financial condition.

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

Changes to U.S. or foreign tax, trade policy, government incentives, and tariff and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The U.S. government has in the past, and may in the future, instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, in 2025 and 2026, the current presidential administration announced new tariffs on imports from many countries including Canada, China, and Mexico. These new tariffs have not had a significant impact on the Company, however, any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, which may adversely impact our business.

On April 14, 2025, the BIS announced the initiation of investigations into the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. While the results of this investigation are currently unknown, the investigation may result in additional tariffs and trade restrictions, which may adversely impact our business.

In addition, the U.S. government has in the past, and may in the future, adopted policies that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry, and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to stringent U.S. import and export control laws and regulations, as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology, and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export, or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment, and reputational harm.

Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

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

The imposition by the United States of tariffs, sanctions, or other restrictions on goods exported from the United States or imported into the United States or countermeasures imposed in response to such government actions could adversely affect our operations or our ability to sell our products globally, which could adversely affect our operating results and financial condition. Beginning in 2018, the U.S. government imposed significant additional tariffs on many items imported from China, which have since been raised to between 7.5% and 100% on certain products. China responded by imposing significant tariffs on many items imported from the United States. Recently, U.S. government leaders have increased their frequency of discussion of the imposition of stronger tariffs, sanctions, and other restrictions on goods exported from the United States or imported into the United States, and non-U.S. government leaders have increased their discussion of countermeasures. For example, in February 2025, the United States imposed an additional 10% tariff on imports of Chinese-origin goods and steel and aluminum imports. China announced plans to impose retaliatory tariffs on certain U.S.-origin goods and implemented new trade controls restricting the export of tungsten, tellurium, bismuth, molybdenum, and indium. As the February 2025, U.S. executive order contains provisions allowing for further increases in the scope and amount of tariffs in the event of retaliatory countermeasures, the future of existing tariffs, and the possibility for new tariffs, remains very uncertain. Such escalations in these trade measures may directly impair our business by increasing trade-related costs or disrupting established supply chains and may indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures.

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

A small number of end-customers represented a significant portion of our total revenue in our Fiscal Year ended December 28, 2025. During our Fiscal Year ended December 28, 2025, two customers accounted for 44% and 11%, respectively, of our total revenue from continuing operations. We expect this high level of customer concentration to decrease as we continue to market our solutions to additional Aerospace and Defense, Industrial, Computing, and Communications customers. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. Customers typically order products with short, requested delivery lead times, and do not provide a commitment to purchase products past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations, and financial condition.

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

We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government, including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented 44% of our total net sales from continuing operations in 2025. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of Congressional appropriations, and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. U.S. Government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices and any new shutdown or increase in shutdowns could have similar or worse effects. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.

The new Presidential administration has announced plans to significantly cut federal spending and the size of the federal government and has taken steps to reduce and reorganize the federal workforce at many agencies. It is unclear how such cuts, if implemented, could impact our current and future business with the U.S. government. If cuts to government personnel lead to staff shortages or disorganization at certain federal agencies, we may experience delays in obtaining contract awards or payments, the loss of current or future contracts, or delays in obtaining necessary permits, licenses, or registrations.

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

Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.

As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our platforms and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception, and growth prospects.

We depend upon partnering with other companies to offer other solutions into our platform.

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

We depend upon GlobalFoundries, TSMC, SkyWater Technologies, Honeywell Aerospace, Amkor Technology, Inc., Integra Specialty Products, and Golden Altos Corp. to manufacture our new hardware products. The inability of any one of these companies to continue manufacture of our new hardware products for any reason would require us to identify and qualify a new foundry to manufacture our new hardware products. This would be time-consuming, difficult, and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new hardware products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

We depend upon third parties for silicon IP, RTL, design, physical design, verification, and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely affect our time to market and revenue.

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

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms, algorithms, and system software to provide application solutions. We also work with IoT processor manufacturers and companies that supply sensor, storage, networking, or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted but is typically a co-marketing relationship that includes joint account calls, promotional activities, and/or engineering collaboration and developments, such as reference designs. If we are unable to license new technologies or maintain a close working relationship with our partners, fail to continue to develop and introduce leading technologies, or if these technologies fail to generate the revenue we expect, we may not be able to compete effectively in the future, which may have a material adverse effect on our business, results of operations, and financial condition.

We depend upon third parties to fabricate, assemble, test, and program our products, and to provide logistics services. Any problems with these third parties could adversely affect our business, results of operations, and financial condition.

We contract with third parties to fabricate, assemble, test, and program our hardware products, and vendors for logistics. In general, each of our hardware products is fabricated, assembled, and programmed by a single supplier, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement, or the inability of our suppliers to manufacture our products to meet volume, performance, quality, and cost targets could have a material adverse effect on our business. Our relationship with our suppliers could change as a result of a merger or acquisition. If, for any reason, these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs, and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time-consuming, difficult, and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test, and program our hardware products or, if available, might be unwilling or unable to offer services on acceptable terms. In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance, and costs. This lack of control may cause unforeseen product shortages or may increase our costs to manufacture and test our products.

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

Our solutions face competition from suppliers of ASSPs, integrated application processors, radiation-tolerant and radiation hardened FPGAs, low-power MCUs, ASICs, and eFPGA IP.

We face competition from companies that offer FPGAs that can be adopted for hardware differentiation that is similar in functionality, physical size, power consumption, and price to what we offer with our programmable logic-based solutions. We also face competition from low-power MCU companies. While MCUs cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code, which may yield similar functionality to what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes, may have greater logic capacity, additional features, and higher performance than our products. If we are unable to successfully compete with companies that supply ASSPs, FPGAs, MCUs, ASICs, or eFPGA IP in any of the following areas, our business, results of operations, and financial condition will be materially adversely affected: (i) the development of new products, solutions, and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price, and availability of hardware products, programming hardware, and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; and (vi) the quality and cost-effectiveness of design, development, manufacturing, and marketing efforts.

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

We have entered into strategic licensing and collaborative partnerships and relationships with third parties and will continue to enter into such partnerships and relationships with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies, as well as other technologies which can be used to add to the differentiation of our emerging products, on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot provide assurance that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have written down a portion or all of our investment. The arrangements with some third parties contain conditions and contingencies (such as a condition to raise a certain amount of capital), and we cannot provide assurance that we will meet all the conditions under these arrangements. We may end up owing various obligations and commitments to third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of products being developed with third parties. Accordingly, we face increased risk that development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration, or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities, and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development projects or strategic investment activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition. Other challenges and risks presented by use of strategic partnerships include the acquisition of a partner with which we have a strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment.

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

 The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, EDR tools, and PEN test exercises that focus on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the executive management team and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. The impact of potential cybersecurity threats is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations, and/or cash flows. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts. See “Risk Factors - Cyberattacks can lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position."

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

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development, and final testing facility is located in a building of approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, California, which is under lease until June 14, 2027. We lease flexible workspace on a monthly basis for sales offices where we have direct employees, including London, England and Taipei, Taiwan. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal actions arising in the ordinary course of business, including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that third-party assertions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations, or cash flows or without requiring royalty or other payments in the future, which may adversely impact gross profit. We are not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol QUIK.

The closing price of our common stock on the Nasdaq was $ 9.32 per share on March 20, 2026. As of March 20, 2026, there were 17,720,435 shares of common stock outstanding that were held of record by 72 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from January 3, 2021 to December 28, 2025 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on January 3, 2021 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 28, 2025.

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

	1/3/2021	1/2/2022	1/1/2023	12/31/2023	12/29/2024	12/28/2025
QuickLogic Corporation	100.00	134.83	135.62	365.70	260.16	169.39
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Semiconductors	100.00	149.35	93.62	196.97	365.79	526.37

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

Overview

QuickLogic Corporation was founded in 1988 and completed its reincorporation in Delaware in 1999. We are a fabless semiconductor company specializing in programmable logic technologies, including embedded FPGA ("eFPGA") intellectual property ("IP") and programmable logic semiconductor devices. Our technologies enable semiconductor companies and system developers to incorporate configurable hardware functionality into custom semiconductor devices and electronic systems.

We generate revenue primarily through the sale of FPGA semiconductor devices and the licensing of eFPGA IP for integrating into application-specific integrated circuits ("ASICs") and system-on-chip ("SoC") devices. In connection with these engagements, we may also provide professional engineering services to support customer integration efforts and may receive royalties based on customer production volumes.

Our programmable logic technologies are used across a range of markets including aerospace and defense systems, industrial and infrastructure systems, computing platforms, and semiconductor devices developed by fabless semiconductor companies. These technologies enable system designers to implement adaptable hardware functionality, accelerate data processing workloads, and support evolving application requirements while maintaining low power consumption and design flexibility.

Our growth strategy focuses on expanding adoption of our eFPGA IP, continuing development of programmable logic semiconductor devices, and supporting customers integrating programmable logic technologies into custom semiconductor designs and mission-critical electronic systems.

New products revenue from continuing operations for the Fiscal Year ended December 28, 2025 was $10.5 million, a decrease of $5.2 million as compared to the Fiscal Year ended December 29, 2024. Of the $10.5 million in new products revenue from continuing operations, approximately $9.5 million was generated from eFPGA IP revenue, primarily eFPGA-related professional engineering services, as compared to approximately $13.1 million in the Fiscal Year ended December 29, 2024. Mature products revenue from continuing operations for the Fiscal Year ended December 28, 2025 was $3.3 million, a decrease of $0.7 million compared to the Fiscal Year ended December 29, 2024. We shipped new products into multiple end market segments including Aerospace and Defense, Industrial, IoT, and Consumer beginning in the Fiscal Year ended December 28, 2025.

We reported a net loss from continuing operations of $12.3 million for the Fiscal Year ended December 28, 2025, compared to a net loss from continuing operations of $2.9 million in the Fiscal Year ended December 29, 2024.

We have experienced net losses in the past years and expect to experience losses in at least some of the fiscal quarters during 2026 as we continue to develop new products, applications, and technologies. Our new hardware products and hardware products currently under development are generating stable gross margins year over year and higher margins than our mature products due to the markets that we have targeted, and the larger order quantities associated with these new products. New eFPGA products have been generating higher gross margins as a percentage of revenue. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the $8.7 million and $6.8 million in net proceeds that we received from our 2025 and 2024 sales of our equity securities, respectively, and the revolving line of credit we may be able to draw down from Heritage Bank of Commerce, or any future similar banking partners, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

Impact of Supply Chain Disruptions on Business

We continue to experience increased product and logistics costs and impacts from the worldwide semiconductor supply shortage. The semiconductor supply shortage is due, in part, to increased demand across multiple industries, resulting in a slowdown in production schedules. The semiconductor supply shortage is also impacting our supply chain and our ability to meet demand for some of our customers.

Our Employees and Customers

Our employees are critical to our ability to develop and support our programmable logic technologies and serve our customers. We seek to maintain a collaborative work environment that supports innovation, operational execution, and technical expertise across our engineering, product development, sales, and administrative teams.

We offer competitive compensation and benefits programs designed to attract, retain, and motivate qualified employees. Our workforce includes personnel located in the United States and internationally, and many of our employees operate in hybrid or remote work environments depending on their role and responsibilities.

We emphasize collaboration among our employees and with our customers in order to support the development and deployment of programmable logic technologies and solutions. Our teams work closely with customers to support design, integration, and deployment of our programmable logic devices and IP technologies in a range of semiconductor and system-level applications.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606 and related Accounting Standards Updates ("ASUs").

We earn revenue from principal activities by (i) delivering standard hardware products and (ii) delivering and providing eFPGA IP products and professional services, as well as (iii) other miscellaneous revenue.

In accordance with ASC 606, we apply a five-step model for recognizing revenue:

1.	Identification of the contract, or contracts, with a customer,
2.	Identification of the performance obligations in the contract,
3.

Determination of the transaction price. We estimate the transaction price based on the amount expected to be received for transferring the performance obligations in the contract, which may include both fixed consideration and variable consideration. Our contracts with customers containing variable consideration are generally sales-based royalties, which is fully constrained,

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

We recognized hardware product revenue of approximately $4.2 million, or 31% of total revenue from continuing operations and $6.1 million, or 31% of total revenue from continuing operations in the Fiscal Years ended December 28, 2025 and December 29, 2024, respectively.

Hardware Product Sales Return Allowance

While the terms and conditions of the sale of hardware products generally do not allow for refunds or product returns other than for warranty repairs, we do record an allowance for hardware product sales returns. The allowance for sales returns is based on a historical returns analysis of the prior four quarters that is performed on a quarterly basis. Amounts recorded for hardware product sales returns were $2 thousand and $1 thousand for the Fiscal Years ended December 28, 2025 and December 29, 2024, respectively, on our consolidated statements of operations. While hardware product sales returns have not been material to the Company in recent reporting periods, we note there is an inherent uncertainty in estimating this allowance. In the case where actual results may significantly vary from management estimates, we may be required to make future adjustments to our revenues and operating results.

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

We recognized eFPGA IP revenue of approximately $9.5 million, or 69% of total revenue from continuing operations and $13.1 million, or 67% of total revenue from continuing operations in the Fiscal Years ended December 28, 2025 and December 29, 2024, respectively.

Other Miscellaneous Revenue

Other miscellaneous revenue is comprised primarily of royalties from licensing our technology. We recognize royalty revenue on the later of (i) the subsequent sale or usage, or (ii) satisfaction of a performance obligation to which some or all of the sales-based royalty has been allocated.

We recognized Other Miscellaneous Revenue of approximately $0.1 million, or 0.5% of total revenue from continuing operations and $0.4 million, or 2.2% of total revenue from continuing operations in the Fiscal Years ended December 28, 2025 and December 29, 2024, respectively.

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

Goodwill

Goodwill represents the excess fair value of the purchase price over the fair value of identifiable net assets acquired. Goodwill is not amortized but is tested for impairment annually during our fourth fiscal quarter and interim periods if events or changes in circumstances (triggering events) indicate that the carrying amount of goodwill may not be recoverable, in accordance with ASC 350. Our annual goodwill impairment test performed in the fourth quarter of Fiscal Year 2024 indicated that no impairment was identified. As of December 28, 2025, we determined that the criteria for a held-for-sale classification for the SensiML subsidiary were no longer met. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, we decided to account for the SensiML subsidiary as an asset group held for disposal in accordance with ASC 360-10. As a result of this classification, we evaluated the recoverability, or undiscounted cash flows expected to result from the disposition of the SensiML subsidiary, including goodwill associated with the SensiML acquisition, to determine fair value of the asset group. In our evaluation, we determined that such goodwill was fully impaired, and accordingly, recorded an impairment of that goodwill in the amount of $0.2 million in accordance with ASC 350-20 and ASC 205-20.

Long-Lived and Intangible Assets

Our long-lived assets include property and equipment, software, tooling, furniture and fixtures, leasehold improvements, and internally developed software. These assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of long-lived assets is recognized on a straight-line basis over the estimated useful lives of the assets, which generally range from one to ten years. Internal-use software is generally amortized over five years and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, generally three to five years. Determining the useful lives of long-lived assets requires management judgment. In estimating useful lives, we consider factors including technological obsolescence, competition, historical product life cycles, and industry and market conditions. Refer to Note 6 for additional information on the useful life ranges of our long-lived assets.

We recognize assets for pre-production development and tooling costs for which there is an alternative use to the Company. These assets are classified as 'tooling' within property and equipment and are depreciated over their estimated useful lives, generally seven years. Tooling may include both tangible and intangible assets, including but not limited to, mask sets and other semiconductor production tooling used in the manufacture of customer-specific products.

We capitalize costs related to the development and enhancement of internally used engineering software, hosted services platforms provided to customers, and certain enterprise-level operational systems as internal-use software. Capitalization of internally developed software for internal-use begins when the application development stage is reached and management determines that the project is probable for completion and the software will be used to perform the function intended. Costs incurred during the application development stage, including upgrades and enhancements, are capitalized and amortized on a straight-line basis over their estimated lives, generally five to seven years. Costs incurred during the planning stage and post-implementation activities are expensed as incurred.

Acquired intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. We review the recoverability of our long-lived assets annually and when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Recoverability is assessed based on the expected future undiscounted cash flows of the asset group. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the asset group. In estimating future cash flows and fair value, we consider changes in legal factors, the business climate, technological obsolescence, and competitive conditions. Our annual impairment assessments performed in the fourth quarters of Fiscal Years 2025 and 2024 indicated that no impairment of long-lived or intangible assets was identified for our continuing operations.

As of December 28, 2025, we determined that the criteria for a held-for-sale classification for the SensiML subsidiary were no longer met. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, we decided to account for the SensiML subsidiary as an asset group held for disposal in accordance with ASC 360-10. As a result of this classification, we evaluated the recoverability, or undiscounted cash flows expected to result from the disposition of the SensiML subsidiary, including its long-lived and intangible assets, to determine the fair value of the asset group. In our evaluation, we decided to record impairment charges to reduce the carrying value of the long-lived and intangible assets within the SensiML subsidiary asset group. The impairment charges of $2.2 million, reduced the carrying value of the long-lived and intangible assets within the SensiML subsidiary asset group to $0. Additionally, we recognized a loss of $5 thousand on the disposal of equipment in the Fiscal Year December 28, 2025. We did not recognize any gains or losses on the disposal of equipment in the year ended December 29, 2024.

Continuing Operations

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2025	2024

Revenue	100%	100%
Cost of revenue	78%	38%
Gross profit	22%	62%
Operating expenses:
Research and development	39%	30%
Selling, general and administrative	67%	45%
Impairment charges	2%	—%
Restructuring costs	1%	—%
Operating income (loss)	(87)%	(13)%
Interest expense	(3)%	(2)%
Interest income and other (expense) income, net	—%	—%
Income (loss) before income taxes	(90)%	(15)%
Provision for income taxes	—%	—%
Net income (loss)	(90)%	(15)%

Comparison of Fiscal Years 2025 and 2024

Revenue. The table below sets forth the changes in revenue for Fiscal Year ended December 28, 2025, compared to Fiscal Year ended December 29, 2024 (in thousands, except percentage data):

	Fiscal Years
	2025		2024		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
New products	$10,464	76%	$15,667	80%	$(5,203)	(33)%
Mature products	3,310	24%	3,984	20%	(674)	(17)%
Total revenue	$13,774	100%	$19,651	100%	$(5,877)	(30)%

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes and eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's

Total revenue decreased approximately $5.9 million, or (30)% in Fiscal Year ended December 28, 2025 as compared to the Fiscal Year ended December 29, 2024. The decrease in total revenue was comprised of a decrease of $5.2 million in new product revenue and a decrease of $0.7 million in mature product revenue.

New Products Revenue. The table below sets forth the changes in new products revenue for Fiscal Year ended December 28, 2025, compared to Fiscal Year ended December 29, 2024 (in thousands, except percentage data):

	Fiscal Years
	2025		2024		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage

Hardware products	$987	7%	$2,547	13%	$(1,560)	(61)%
eFPGA IP	9,477	69%	13,120	67%	(3,643)	(28)%
Total new products revenue	$10,464	76%	$15,667	80%	$(5,203)	(33)%

The decrease in new product revenue was primarily driven by a decrease in eFPGA IP revenue. eFPGA IP revenue is comprised primarily of eFPGA intellectual property revenue, eFPGA-related professional services revenue, and eFPGA-related support and maintenance revenue. eFPGA IP revenue decreased approximately $3.6 million, or (28)%, as compared to the Fiscal Year ended December 29, 2024. The decrease in eFPGA IP revenue was primarily comprised of a $3.7 million decrease in eFPGA-related professional services revenue. New hardware revenue decreased by approximately $1.6 million, or (61)%, in the Fiscal Year ended December 28, 2025 compared to the Fiscal Year ended December 29, 2024. The decrease in new hardware product revenue was primarily comprised of a decrease of $1.6 million in connectivity product revenue.

Contract liabilities (deferred revenue) associated with eFPGA IP revenues were $0.1 million and $0.4 million and were included in deferred revenue on the consolidated balance sheets as of December 28, 2025 and December 29, 2024, respectively. Contract assets associated with eFPGA IP revenues were $0.2 million and $2.7 million on the consolidated balance sheets as of December 28, 2025 and December 29, 2024, respectively.

Gross Profit. The table below sets forth the changes in gross profit for Fiscal Year ended December 28, 2025, compared to Fiscal Year ended December 29, 2024 (in thousands, except percentage data):

	Fiscal Years
	2025		2024		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage

Revenue	$13,774	100%	$19,651	100%	$(5,877)	(30)%
Cost of revenue	10,740	78%	7,558	38%	3,182	42%
Gross profit	$3,034	22%	$12,093	62%	$(9,059)	(75)%

Gross profit in Fiscal Year 2025 compared to Fiscal Year 2024 decreased approximately $9.1 million, or (75)%. The change in gross profit reflects a decrease in revenue of $5.9 million, or (30)%, accompanied by an increase in cost of revenue of $3.2 million, or 42%. The decrease in revenue was driven by a $5.2 million decrease in new product revenue, primarily due to reductions in eFPGA IP professional services revenue, accompanied by a $0.7 million decrease in mature product revenue. The $3.2 million increase in cost of revenue was primarily comprised of increases in compensation expense, tooling, and tooling-related depreciation expense, all collectively associated with performing for revenue contracts, in addition to an increase in reserves related to certain wafer product inventory.

In Fiscal Years 2025 and 2024, we capitalized costs associated with internal-use software of approximately $0.6 million and $0.4 million, respectively. For Fiscal Years 2025 and 2024, we recognized $0.2 million and $0.1 million, respectively in amortization expense of internal-use software in cost of revenues on our consolidated statements of operations.

Our hardware products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the IoT market and continue to develop new products, we believe our product life cycle may be shorter, which will increase the potential for obsolescence. In general, our standard manufacturing lead times are longer than the binding forecasts we receive from customers. The sale of inventories previously written-off was approximately $0.1 million and $0.1 million in Fiscal Years 2025 and 2024, respectively. We wrote down approximately $0.6 million and $0.1 million to inventory reserves in Fiscal Years 2025 and 2024, respectively.

Operating Expenses. The table below sets forth the changes in operating expenses for Fiscal Year ended December 28, 2025 compared to Fiscal Year ended December 29, 2024 (in thousands, except percentage data):

	Fiscal Years
	2025		2024		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage

Research and development	$5,295	39%	$5,846	30%	$(551)	(9)%
Selling, general and administrative	9,283	67%	8,767	45%	516	6%
Impairment charges	300	2%	—	—%	300	100%
Restructuring costs	75	1%	—	—%	75	100%
Total operating expenses	$14,953	109%	$14,613	75%	$340	2%

Research and Development Expenses. Our research and development expenses consist primarily of personnel, overhead, and other costs associated with System on Chip ("SoC") and software development, programmable logic design, and AI and eFPGA development. R&D expenses were $5.3 million and $5.8 million in Fiscal Years 2025 and 2024, respectively, which represented 39% and 30%, respectively, of revenue for those periods. The $0.6 million decrease in R&D expenses in Fiscal Year 2025 as compared to Fiscal Year 2024 was primarily attributable to an increase of R&D labor allocations to Cost of Revenues and decreases in salaries and compensation, partially offset by an increase in general allocations and software tool amortization.

Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. SG&A expenses were $9.3 million and $8.8 million in Fiscal Years 2025 and 2024, respectively, which represented 67% and 45%, respectively, of revenue for those periods. The $0.5 million increase in SG&A expenses in Fiscal Year 2025 as compared to Fiscal Year 2024 was primarily attributable to an increase in bonus incentive compensation, partially offset by decreases in stock-based compensation costs.

Impairment Charges. The $0.3 million in impairment charges in Fiscal Year 2025 were attributable to the full impairment of the Company's non-marketable equity investment.

Restructuring Costs: The $75 thousand in restructuring costs in Fiscal Year 2025 were primarily attributable to severance payments for employees within QuickLogic related to SensiML discontinued operations.

Interest Expense and Interest Income and Other (Expense) Income, net. The table below sets forth the changes in interest expense and interest income and other (expense) income, net, for the Fiscal Year ended December 28, 2025, as compared to Fiscal Year ended December 29, 2024 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2025	2024	Amount	Percentage
Interest expense	$(370)	$(406)	$(36)	(9)%
Interest income and other (expense) income, net	$(28)	$24	52	(217)%
Total interest expense and interest income and other (expense) income, net	$(398)	$(382)	$16	4%

Interest expense relates primarily to our line of credit facility. Interest income and other (expenses) income, net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded.

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in the Fiscal Year ended December 28, 2025 compared to the Fiscal Year ended December 29, 2024 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2025	2024	Amount	Percentage
Provision for income taxes	$18	$3	$15	500%

Income tax expense for the Fiscal Year 2025 and 2024 relates primarily to US state and foreign income tax provisions.

As of the end of Fiscal Year 2025, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Discontinued Operations

In the first quarter of 2025, we announced our Board of Directors was actively exploring options for our wholly owned subsidiary, SensiML. This decision by the Company and our Board of Directors was influenced by recent events, including eFPGA IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA IP contracts, performance improvements of its eFPGA IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of our eFPGA IP and ruggedized FPGA business, we plan to focus all of our resources on leveraging and growing the cornerstones of our core business model.

SensiML's Analytics Toolkit provides an end-to-end Artificial Intelligence / Machine Learning development platform with accurate sensor algorithms using AI technology, spanning data collection, labeling, algorithm and firmware auto generation, and testing. This cutting-edge software enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. Revenue streams from SensiML included Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services. As of January 7, 2025, the Company began accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations.

As of December 28, 2025, we determined that the criteria for a held-for-sale classification for the SensiML subsidiary were no longer met. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, we decided to account for the SensiML subsidiary as an asset group held for disposal in accordance with ASC 360-10. As a result of this classification, we evaluated the recoverability, or undiscounted cash flows expected to result from the disposition of the SensiML subsidiary. Based on our evaluation, we decided to fully impair the asset group of the SensiML subsidiary in the amount of $2.4 million, constituting a significant portion of the SensiML subsidiary's net loss from discontinued operations of $2.5 million for the Fiscal Year ended December 28, 2025. This is compared to a net loss from discontinued operations of $0.9 million in the Fiscal Year ended December 29, 2024.

Additionally, we forgave approximately $7.9 million of intercompany payables owed by SensiML to the parent company. The forgiveness of this intercompany balance was accounted for as a capital contribution to SensiML and was approved by the Company's Board of Directors as a related-party transaction. Refer to Note 3 for additional information related to the related party transaction.

We marketed our SensiML solutions to OEMs and ODMs offering differentiated Consumer/IoT products, to processor vendors wishing to expand their served available market, and to sensor manufacturers and sensor processing software companies wishing to expand their ecosystems. Our target markets for our SensiML products included Consumer/Industrial IoT and Consumer Electronics. SensiML SaaS subscribers typically entered into licensing agreements directly with SensiML.

New products revenue from discontinued operations for the Fiscal Year ended  December 28, 2025 was $11 thousand, a decrease of $0.5 million  as compared to the Fiscal Year ended December 29, 2024 .

Contract liabilities (deferred revenue) associated with SensiML were $0 and $10 thousand and were included in deferred revenue on the consolidated balance sheets as of December 28, 2025 and December 29, 2024, respectively.

Revenue Recognition

The following is a description of our revenue recognition policy by principal activity for discontinued operations:

SensiML revenues were comprised primarily of software as a service ("SaaS") revenue and software-related professional services revenue. SaaS revenue was generated when we licensed our software to customers and allowed customers to access the software over a short-term subscription basis. We granted the customer the right to access and use software at the outset of the arrangement and throughout the entire term of the arrangement. We recognized SaaS revenue ratably over the license term. We recognized revenue from software-related professional services as services are provided to the customer.

In Fiscal Years 2025 and 2024, we capitalized costs associated with SensiML internal-use software of approximately $0 and $0.7 million, respectively. For Fiscal Years 2025 and 2024, we recognized $0 and $0.7 million, respectively, in amortization expense of SensiML internal-use software in cost of revenues on our consolidated statements of operations.

Results of Operations

The following table sets forth the percentage of revenue from discontinued operations for certain items in our consolidated statements of operations for the periods indicated:

	Fiscal Years
	2025	2024

Revenue	100%	100%
Cost of revenue	27%	145%
Gross profit	73%	(45)%
Operating expenses:
Research and development	246%	151%
Selling, general and administrative	182%	1%
Impairment charges	21409%	—%
Restructuring costs	791%	—%
Interest income and other income (expense), net	—%	6%
Income (loss) from discontinued operations before income taxes	(22555)%	(203)%
(Benefit from) provision for income taxes	—%	—%
Net income (loss) from discontinued operations	(22555)%	(203)%

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

Liquidity and Capital Resources

We have historically financed our operating losses and capital investments through the sale of our common stock, financing arrangements, operating leases, and cash flows provided by operations. We also have a revolving facility with Heritage Bank of Commerce ("Heritage Bank"). As of December 28, 2025, our principal sources of liquidity consisted of cash, cash equivalents, and restricted cash of $18.8 million, inclusive of $15.0 million in advances from our $20 million revolving facility. The revolving credit facility with Heritage Bank expires on December 31, 2026.

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

Credit Agreement

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement with Heritage Bank of Commerce (as amended, the "Loan Agreement") which among other things, provided a revolving line of credit facility (as amended, the "Revolving Facility") allowing the us to draw advances up to $15 million. The Revolving Facility includes a number of customary and restrictive financial covenants including maintaining certain minimum cash levels with the lender. On December 8, 2023, we entered into the Seventh Amendment to the Loan Agreement, which increased the line of credit to $20 million. The Revolving Facility bears an annual facility fee of $60 thousand, payable each December 31st. Advances under the Revolving Facility bear a variable annual interest rate equal to one half of one percentage point (0.50%) above the prime rate. On March 14, 2025, we entered into the Eighth Amendment to the Loan Agreement, which extended the loan maturity date for one year from December 31, 2025 to December 31, 2026. On December 28, 2025, we had a $15.0 million outstanding balance on the Revolving Facility with an interest rate of 7.25%. On December 29, 2024, we had an $18.0 million outstanding balance on the Revolving Facility with an interest rate of 8.00%. We were in compliance with all loan covenants under the Loan Agreement, as of the end of the current reporting period.

Heritage Bank has a first-priority security interest in substantially all of the company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement. See Note 8 to the consolidated financial statements for additional information regarding our Loan Agreement and other debt obligations.

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, we evaluated whether conditions or events, considered in the aggregate, raise concerns about our ability to meet our obligations as they become due within one year after the date that the consolidated financial statements are issued. As part of this evaluation, we identified conditions and events related primarily to the maturity of our current revolving credit facility on December 31, 2026. We have concluded that we will have sufficient liquidity to meet our obligations as they become due within one year after the date the consolidated financial statements are issued.

In anticipation of the maturity of the current revolving credit facility, we signed a term sheet with Sunflower Bank, N.A., who has approved with their credit committee, a $10 million credit facility where parties have agreed upon all material terms, with a maturity date that extends beyond one year after the date the consolidated financial statements are issued. We expect to execute definitive agreements with Sunflower Bank, N.A. during the second quarter.

Common Stock Offerings

On February 25, 2025, we entered into an At Market Sales Agreement (the "Sales Agreement") with Needham & Company, LLC, as sales agent (the "Agent"). Pursuant to the Sales Agreement, we are able to offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). From  February 25, 2025 to August 14, 2025, we sold  713 thousand shares under the ATM Offering, resulting in net cash proceeds of approximately $4.2 million. Issuance costs related to the ATM Offering were $339 thousand.

On  March 6, 2025, we entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  256 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $1.5 million. Issuance costs related to the offering were $20 thousand.

On  August 14, 2025, we filed a new Registration Statement on Form S-3 (File No 333-289610) ("New Registration Statement") with the SEC to replace our expiring Registration Statement on Form S-3, under which we may sell, from time-to-time, common stock, preferred stock, depositary shares, warrants, debt securities, and units, individually or as units comprised of one or more of the other securities or a combination thereof in an aggregate amount of up to $125,000,000. Our registration statement became effective August 22, 2025.

In connection with the New Registration Statement, we filed a sales agreement prospectus whereby we amended, restated, and renewed our ATM program allowing us to sell an aggregate offering price of up to $20,000,000 (the "Amended ATM Offering"). We also amended and restated our At Market Sales Agreement with the Agent on August 14, 2025. The $20,000,000 of shares of our common stock that may be sold under the Amended ATM Offering is included in the $125,000,000 of our securities that may be sold under the New Registration Statement.

From August 14, 2025 through Fiscal Year ended December 28, 2025, we sold  487 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $3.1 million. Issuance costs related to the Amended ATM Offering were $98 thousand. Issuance costs for the our ATM Offering and Amended ATM Offering are recorded on a pro-rata basis reflective of the percentage of shares sold to total shares available for sale under the ATM Offering and Amended ATM Offering, respectively.

On December 5, 2024, we entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  424 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million. Issuance costs related to the offering were $27 thousand.

On March 13, 2024, we entered into common stock purchase agreements with certain institutional investors for the sale of an aggregate of 223 thousand shares of our common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were $24 thousand.

See Note 12 to the consolidated financial statements for additional information regarding our common stock offerings, such as purchase price of shares sold.

Cash Flows

As of December 28, 2025, most of our cash and cash equivalents were invested in a Heritage Bank money market account. As of December 28, 2025, our interest-bearing debt consisted of $2.8 million outstanding under finance arrangements and $15 million outstanding under our Revolving Facility. See Note 8 to the consolidated financial statements for additional information.

Cash balances held at our foreign subsidiaries were approximately $0.1 million and $0.1 million as of December 28, 2025 and December 29, 2024, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources, and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Our cash flows were as follows (in thousands):

	Fiscal Year
	2025	2024
Net cash provided by (used in) operating activities	$(3,262)	$27
Net cash provided by (used in) investing activities	(3,689)	(6,465)
Net cash provided by (used in) financing activities	3,913	3,712

Net Cash provided by (used in) Operating Activities

In Fiscal Year 2025, net cash used in operating activities was $3.3 million, which was primarily due to the Company's net loss of $14.8 million and changes in working capital of $0.7 million, which consisted of a decrease in accounts payable of $1.8 million, a decrease in deferred revenue of $0.4 million, an increase in accounts receivable of $0.4 million, and a decrease in lease liabilities of $0.3 million, partially offset by a decrease in contract assets of $2.5 million and an increase in accrued liabilities of $0.2 million. The Company's net loss and changes in working capital were partially offset by non-cash charges of $12.3 million. Non-cash charges primarily consisted of depreciation and amortization of long-lived assets and certain definite-lived intangible assets of $5.7 million, stock-based compensation expense of $3.3 million, impairment of assets held by SensiML disposal group of $2.4 million, impairment of investments in non-affiliates of $0.3 million, and write-down of inventories of $0.6 million

In Fiscal Year 2024, net cash provided by operating activities was $27 thousand, which was primarily due to non-cash charges of $8.9 million. Non-cash charges consisted of stock-based compensation expense of $4.6 million, depreciation and amortization of long-lived assets and certain definite-lived intangible assets of $4.2 million, and write-downs of inventories of $0.1 million. Non-cash charges were partially offset by a net loss of $3.8 million and changes in working capital of $5.1 million. Changes in working capital consisted of a decrease in trades payable of $3.6 million, a decrease in accrued liabilities of $1.1 million, an increase in accounts receivable of $0.8 million, a decrease in deferred revenue of $0.6 million, and a decrease in lease liabilities of $0.3 million, partially offset by a decrease in contract assets of $0.9 million, a decrease in inventories of $0.3 million, and a decrease in other assets of $0.2 million.

Net Cash provided by (used in) Investing Activities

Net cash used in investing activities in Fiscal Year 2025 was approximately $3.7 million, which was primarily attributable to capital expenditures related to property and equipment of $3.2 million and the capitalization of internal-use software in the amount of $0.5 million.

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

Net Cash provided by (used in) Financing Activities

In Fiscal Year 2025, net cash provided by financing activities was $3.9 million, primarily attributable to net proceeds from the issuance of common stock in the amount of $9.1 million, partially offset by $2.2 million in payments related to financing arrangements primarily for tooling related to revenue contracts with customers and $3.0 million in greater payments than borrowings on the Company's revolving line of credit.

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

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the Revolving Facility and our Amended ATM Offering, will be sufficient to satisfy our operations and capital expenditures over the next twelve months. Our revolving facility will expire on December 31, 2026. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit and may require our immediate repayment of the outstanding debt amounts. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures, and the level of our operating expenses. In order to satisfy our longer-term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available at commercially acceptable terms or at all.

Material Cash Requirements

The following discussion describes the material cash requirements from known contractual obligations and other obligations, and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods. The following summarizes our material cash requirements as of December 28, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years

Operating lease obligations	$477	$349	$128	$—	$—
Financing arrangements	2,975	2,008	967	—	—
Revolving Facility (1)	15,000	15,000	—	—	—
Purchase obligations:
Wafer purchases (2)	170	170	—	—	—
Other purchase commitments	1,836	1,796	40	—	—
Total material cash requirements	$20,458	$19,323	$1,135	$—	$—

(1)	The current maturity date on our Revolving Facility is December 31, 2026. See Note 8 to the consolidated financial statements for additional information.
(2)	Certain wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume.

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

Stockholders of QuickLogic Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QuickLogic Corporation and Subsidiaries (collectively, the “Company”) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the two years ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition of Professional Services Contracts

As described in Notes 1 and 15 to the consolidated financial statements, the Company’s eFPGA-related professional services revenue was approximately $9.4 million for the year ended December 28, 2025. eFPGA-related professional services contracts often include promises to transfer intellectual property licenses to customize hardware products and to provide professional services and technical support services to customers. Judgment is required by management to allocate the transaction price to the separately identifiable performance obligations in the contract based on each performance obligation’s relative standalone selling price. eFPGA intellectual property is rarely sold on a standalone basis, and as such, management is required to estimate the standalone selling price related to each performance obligation. Management uses a variety of methods to determine the standalone selling price of each performance obligation, including an adjusted market assessment approach, residual approach or the expected cost plus a margin approach, depending on the characteristics and context of the deliverables.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the standalone selling price of professional services contracts, and the associated assumptions that the Company identified, included the following, among others:

•	Evaluating the internal controls related to the Company’s review and application of the revenue recognition guidance and determining if those controls were designed and implemented appropriately.

•	Evaluating the appropriateness of management's methodology used to determine the standalone selling price for a sample of contracts including:

•	Obtaining and reading contract source documents, including master agreements, and other related documents.

•	Assessing management’s application of the methodology based on the relevant guidance under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

•	Evaluating the appropriateness of management’s determination of the standalone selling price, including:

•	Assessing assumptions utilized by management in determining the standalone selling price when comparative information is not readily observable.

•	Corroborating management’s assumptions through review of similar contracts when available and applicable depending on the nature of the contract.

•	Performing inquiries with individuals outside of the accounting department to corroborate management’s assertions and assumptions and performing sensitivity analysis to unobservable inputs.

•	Testing the application of management’s methodology to each selected professional services contract.

•	Testing the mathematical accuracy of management’s calculations of the standalone selling price of a selection of professional services contracts.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company's auditor since 2024.

San Francisco, California

March 27, 2026

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 28,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,840	$21,859
Accounts receivable	2,809	2,426
Contract assets	217	2,682
Inventories	956	940
Prepaid expenses and other current assets	1,399	1,666
Assets of business held for disposal, net	2	31
Total current assets	24,223	29,604
Property and equipment, net	18,233	15,699
Capitalized internal-use software, net	1,117	711
Right of use assets, net	464	758
Intangible assets, net	339	378
Non-marketable equity investment	—	300
Inventories, non-current	187	718
Note receivable, non-current	—	1,292
Other assets	241	117
Assets of business held for disposal, net	—	2,356
TOTAL ASSETS	$44,804	$51,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$18,000
Trade payables	2,251	3,097
Accrued liabilities	1,779	1,587
Deferred revenue	64	444
Notes payable, current	1,870	1,928
Lease liabilities, current	321	284
Liabilities of business held for disposal	—	57
Total current liabilities	21,285	25,397
Long-term liabilities:
Lease liabilities, non-current	126	447
Notes payable, non-current	926	1,202
Total liabilities	22,337	27,046
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 17,290 and 15,336 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively	17	15
Additional paid-in capital	346,662	334,268
Accumulated deficit	(324,212)	(309,396)
Total stockholders' equity	22,467	24,887
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,804	$51,933

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2025	2024

Revenue	$13,774	$19,651
Cost of revenue	10,740	7,558
Gross profit	3,034	12,093
Operating expenses:
Research and development	5,295	5,846
Selling, general and administrative	9,283	8,767
Impairment charges	300	—
Restructuring costs	75	—
Operating income (loss)	(11,919)	(2,520)
Interest expense	(370)	(406)
Interest income and other (expense) income, net	(28)	24
Income (loss) from continuing operations before income taxes	(12,317)	(2,902)
(Benefit from) provision for income taxes	18	3
Net income (loss) from continuing operations	$(12,335)	$(2,905)
Net income (loss) from discontinued operations, net of taxes	$(2,481)	$(936)
Net income (loss)	$(14,816)	$(3,841)
Net income (loss) from continuing operations per share: (1)
Basic	$(0.76)	$(0.20)
Diluted	$(0.76)	$(0.20)
Net income (loss) per share:
Basic	$(0.91)	$(0.26)
Diluted	$(0.91)	$(0.26)
Weighted average shares: (1)
Basic	16,243	14,510
Diluted	16,243	14,510

(1) Note: Net income (loss) equals total comprehensive income (loss) for all years presented. Additionally, the Company notes that income taxes related to discontinued operations were immaterial in nature for the periods presented and as such, only net income (loss) from discontinued operations was reported in the consolidated statements of operations.

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$(14,816)	$(3,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,372	3,976
ROU asset amortization	294	269
Stock-based compensation	3,319	4,606
Write-down of inventories	613	82
Impairment of investment in non-affiliate	300	—
Impairment of assets held by SensiML entity	2,355	—
Expected credit loss expense	7	(4)
Non-cash interest expense	11	—
Loss on disposal of equipment	5	—
Changes in operating assets and liabilities:
Accounts receivable	(379)	(807)
Contract assets	2,465	927
Inventories	(98)	289
Other assets	(361)	233
Trade payables	(1,833)	(3,601)
Accrued liabilities	158	(1,081)
Deferred revenue	(390)	(598)
Lease liabilities	(284)	(298)
Other long-term liabilities	—	(125)
Net cash provided by (used in) operating activities	(3,262)	27
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(3,164)	(5,404)
Capitalized internal-use software	(525)	(967)
Purchases of intangible assets	—	(94)
Net cash provided by (used in) investing activities	(3,689)	(6,465)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(2,151)	(1,384)
Proceeds from notes payable	—	—
Proceeds from line of credit	60,000	78,000
Repayment of line of credit	(63,000)	(80,000)
Proceeds from issuance of common stock	308	310
Proceeds from issuance of common stock to investors	9,252	6,810
Stock issuance costs	(496)	(24)
Net cash provided by (used in) financing activities	3,913	3,712
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,038)	(2,726)
Cash, cash equivalents and restricted cash at the beginning of the period	21,880	24,606
Cash, cash equivalents, and restricted cash at the end of the period	$18,842	$21,880

Supplemental disclosures of cash flow information:
Interest paid	$368	$344
Income taxes paid	$23	$33

Supplemental schedule of non-cash investing and financing activities from continuing operations:
Purchases of assets with financing arrangements	$1,806	$3,107
Stock-based compensation capitalized as internal-use software	$50	$49
Stock-based compensation capitalized as tooling and fixed assets	$—	$9
Purchases of property and equipment in accounts payable and accrued liabilities	$973	$2,041

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
	Par Value		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,118	14	322,436	(305,555)	16,895
Common stock issued under stock plans and employee stock purchase plans	572	—	310	—	310
Common stock offering, net of issuance costs	646	1	6,758	—	6,759
Stock-based compensation	—	—	4,764	—	4,764
Net loss	—	—	—	(3,841)	(3,841)
Balance at December 29, 2024	15,336	15	334,268	(309,396)	24,887
Common stock issued under stock plans and employee stock purchase plans	497	1	307	—	308
Common stock offering, net of issuance costs	1,457	1	8,718	—	8,719
Stock-based compensation	—	—	3,369	—	3,369
Net loss	—	—	—	(14,816)	(14,816)
Balance at December 28, 2025	17,290	$17	$346,662	$(324,212)	$22,467

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation was founded in 1988 and completed its reincorporation in Delaware in 1999. The Company is a fabless semiconductor company specializing in programmable logic technologies, including embedded FPGA ("eFPGA") intellectual property ("IP") and programmable logic semiconductor devices.

The Company licenses its eFPGA IP to semiconductor companies for integration into application-specific integrated circuits ("ASICs") and system-on-chips ("SoCs") devices, and also develops and sells programmable logic semiconductor devices, including discrete FPGAs. These technologies enable customers to incorporate configurable hardware functionality into custom semiconductor devices and electronic systems.

The Company's programmable logic technologies are used in a variety of markets, including aerospace and defense systems, industrial and infrastructure systems, computing platforms, and semiconductor devices developed by fabless semiconductor companies. The Company's products, software tools, and IP enable customers to efficiently implement programmable hardware functionality within custom semiconductor designs and system-level products.

In the first quarter of 2025, the Company discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and began actively exploring options for the possible sale of SensiML or its assets. Furthermore, the Company started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. At the balance sheet date of December 28, 2025, the Company impaired all of the SensiML non-cash assets to a zero value and redesignated SensiML as a disposal asset within Discontinued Operations in accordance with ASC 205-20 and ASC 360-10. Furthermore, the Company has incurred $0.2 million in costs in connection with the planned disposition of SensiML in the Fiscal Year ended December 28, 2025. These costs consisted primarily of one-time termination benefits and are split between the ‘Restructuring Costs’ line item and ‘Net Income (Loss) from Discontinued Operations, Net of Taxes’ line item in the Company’s consolidated statements of operations. See Note 3 for additional information of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

QuickLogic’s Fiscal Year ends on the Sunday closest to December 31. Fiscal Years 2025 and 2024 ended on December 28, 2025 and  December 29, 2024, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit, and cash flows from operations. As of December 28, 2025, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $18.8 million, inclusive of a $15 million advance from its Revolving Facility with Heritage Bank of Commerce ("Heritage Bank") and $8.7 million in net proceeds from the Company's sale of common stock in the Fiscal Year ended December 28, 2025.

The Company's principal contractual commitments include purchase obligations, re-payments of draw-downs from the revolving line of credit, and payments under operating and finance arrangements. Purchase obligations are largely comprised of open purchase order commitments to suppliers. The Company's risk associated with the purchase obligations is limited to the termination liability provisions within those contracts and as such, the Company does not believe they represent a material liquidity risk. See Note 8 for additional information.

Heritage Bank has a first-priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under a loan agreement. See Note 8 for additional information.

On February 25, 2025, the Company entered into an At Market Sales Agreement (the "Sales Agreement") with Needham & Company, LLC, as sales agent (the "Agent"). Pursuant to the Sales Agreement, the Company is able to offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). From  February 25, 2025 to August 14, 2025, the Company sold  713 thousand shares under the ATM Offering, resulting in net cash proceeds of approximately $4.2 million. Issuance costs related to the ATM Offering were $339 thousand.

On  March 6, 2025, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  256 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S- 3, resulting in net cash proceeds of approximately $1.5 million. Issuance costs related to the offering were $20 thousand.

On  August 14, 2025, the Company filed a new Registration Statement on Form S- 3 (File No 333- 289610) ("New Registration Statement") with the SEC to replace the Company's expiring Registration Statement on Form S- 3, under which the Company  may sell, from time-to-time, common stock, preferred stock, depositary shares, warrants, debt securities, and units, individually or as units comprised of one or more of the other securities or a combination thereof in an aggregate amount of up to $125,000,000. The Company's registration statement became effective August 22, 2025.

In connection with the New Registration Statement, the Company filed a sales agreement prospectus whereby the Company amended, restated, and renewed its ATM program, allowing the Company to sell an aggregate offering price of up to $20,000,000 (the "Amended ATM Offering"). The Company also amended and restated its At Market Sales Agreement with the Agent on August 14, 2025. The $20,000,000 of shares of the Company's common stock that may be sold under the Amended ATM Offering is included in the $125,000,000 of its securities that may be sold under the New Registration Statement.

From August 14, 2025 through Fiscal Year ended December 28, 2025, the Company sold  487 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $3.1 million. Issuance costs related to the Amended ATM Offering were $98 thousand. Issuance costs for the Company's ATM Offering and Amended ATM Offering are recorded on a pro-rata basis reflective of the percentage of shares sold to total shares available for sale under the ATM Offering and Amended ATM Offering, respectively.

On December 5, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  424 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million. Issuance costs related to the offering were $27 thousand.

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors for the sale of an aggregate of 223 thousand shares of its common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were $24 thousand.

Refer to Note 12 for additional information.

The Company currently uses its cash to fund its working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with  $8.7 million in net proceeds from its Fiscal Year  2025 stock offerings, its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank or a new debt agreement with an alternative lender, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest was compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest was due and payable to the Company. If an event of default occurred, the interest rate would increase to 15.31%. All other terms of the Note remained the same. As of December 31, 2023, the related note receivable balance was $1.2 million, including $37 thousand in accrued interest. As of December 29, 2024, the related note receivable balance was $1.3 million, including $129 thousand in accrued interest.

In the fourth quarter of 2025, the Company signed an agreement that cancelled the Current Note and extinguished the note receivable balance and all accrued interest as of November 10, 2025 in the amount of $1.4 million, which included $240 thousand in accrued interest, in exchange for an irrevocable license to utilize software components owned by the customer into future releases of the Company's Aurora FPGA User Tools. The irrevocable license is being accounted for under ASC 360 and is included within the 'Property and Equipment, net' line item on the Company's consolidated balance sheet. The Company notes this was a non-cash transaction; an exchange of a non-cash asset, the note receivable, for another non-cash asset, a software license. Refer to the Company's consolidated statements of cash flows for additional information on cash paid for the acquisition of tangible and intangible assets.

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, management evaluated whether conditions or events, considered in the aggregate, raise concerns about the Company's ability to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. As part of this evaluation, management identified conditions and events related primarily to the maturity of the Company's current revolving credit facility on December 31, 2026. Management has concluded that the Company will have sufficient liquidity to meet its obligations as they become due within one year after the date the consolidated financial statements are issued.

In anticipation of the maturity of the current revolving credit facility, management signed a term sheet with Sunflower Bank, N.A., who has approved with their credit committee, a $10 million credit facility where parties have agreed upon all material terms, with a maturity date that extends beyond one year after the date the consolidated financial statements are issued. The Company expects to execute definitive agreements with Sunflower Bank, N.A. during the second quarter.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on the Company's ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Eclipse II products, and eFPGA IP license and professional services; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with Heritage Bank, assuming renewal of the Revolving Facility or entry into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit on December 31, 2026, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

The Company earns revenue from principal activities by (i) delivering standard hardware products and (ii) delivering and providing eFPGA IP products and professional services, as well as (iii) other miscellaneous revenue.

In accordance with ASC 606, the Company applies a five-step model for recognizing revenue

1.	Identification of the contract, or contracts, with a customer,
2.	Identification of the performance obligations in the contract,
3.

Determination of the transaction price. The Company estimates the transaction price based on the amount expected to be received for transferring the performance obligations in the contract, which may include both fixed consideration and variable consideration. The Company's contracts with customers containing variable consideration are generally sales-based royalties, which is fully constrained,

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

Hardware Product Sales Return Allowance

While the terms and conditions of the sale of hardware products generally do not allow for refunds or product returns other than for warranty repairs, the Company does record an allowance for hardware product sales returns. The allowance for sales returns is based on a historical returns analysis of the prior four quarters that is performed on a quarterly basis. Amounts recorded for hardware product sales returns were $2 thousand and $1 thousand for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively, on the Company's consolidated statements of operations. While hardware product sales returns have not been material to the Company in recent reporting periods, the Company notes there is an inherent uncertainty in estimating this allowance. In the case where actual results may significantly vary from management estimates, the Company may be required to make future adjustments to its revenues and operating results.

eFPGA IP Revenue

eFPGA IP revenue is comprised of eFPGA intellectual property license revenue, eFPGA-related professional services revenue, and eFPGA-related support and maintenance revenue. The Company recognizes eFPGA intellectual property revenue from licensing its eFPGA intellectual property to customers and recognizes eFPGA-related professional services revenue from the fees associated with the custom development and integration of the Company's technology solutions into hardware products. The Company recognizes eFPGA revenue from support and maintenance services for post-implementation customer support ratably over the service term. Renewals of support and maintenance contracts create new performance obligations for which the Company recognizes as revenue ratably over the service term. The majority of the Company's revenue is derived from sales of eFPGA IP licenses and professional services.

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

Other Miscellaneous Revenue

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

Goodwill

Goodwill represents the excess fair value of the purchase price over the fair value of identifiable net assets acquired. Goodwill is not amortized but is tested for impairment annually during the Company's fourth fiscal quarter and interim periods if events or changes in circumstances (triggering events) indicate that the carrying amount of goodwill may not be recoverable, in accordance with ASC 350. The Company's annual goodwill impairment test performed in the fourth quarter of Fiscal Year 2024 indicated that no impairment was identified. As of December 28, 2025, the Company determined that the criteria for a held-for-sale classification for the SensiML subsidiary were no longer met. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, the Company decided to account for the SensiML subsidiary as an asset group held for disposal in accordance with ASC 360-10. As a result of this classification, the Company evaluated the recoverability, or undiscounted cash flows expected to result from the disposition of the SensiML subsidiary, including goodwill associated with the SensiML acquisition, to determine fair value of the asset group. In its evaluation, the Company determined that such goodwill was fully impaired, and accordingly, recorded an impairment of that goodwill in the amount of $0.2 million in accordance with ASC 350-20 and ASC 205-20.

Long-Lived and Intangible Assets

The Company’s long-lived assets include property and equipment, software, tooling, furniture and fixtures, leasehold improvements, and internally developed software. These assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of long-lived assets is recognized on a straight-line basis over the estimated useful lives of the assets, which generally range from one to ten years. Internal-use software is generally amortized over five years and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, generally three to five years. Determining the useful lives of long-lived assets requires management judgment. In estimating useful lives, the Company considers factors including technological obsolescence, competition, historical product life cycles, and industry and market conditions. Refer to Note 6 for additional information on the useful life ranges of the Company's long-lived assets.

The Company recognizes assets for pre-production development and tooling costs for which there is an alternative use to the Company. These assets are classified as 'tooling' within property and equipment and are depreciated over their estimated useful lives, generally seven years. Tooling may include both tangible and intangible assets, including but not limited to, mask sets and other semiconductor production tooling used in the manufacture of customer-specific products. Refer to Note 5 for additional information.

The Company capitalizes costs related to the development and enhancement of internally used engineering software, hosted services platforms provided to customers, and certain enterprise-level operational systems as internal-use software. Capitalization of internally developed software for internal-use begins when the application development stage is reached and management determines that the project is probable for completion and the software will be used to perform the function intended. Costs incurred during the application development stage, including upgrades and enhancements, are capitalized and amortized on a straight-line basis over their estimated lives, generally five to seven years. Costs incurred during the planning stage and post-implementation activities are expensed as incurred.

Acquired intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The Company reviews the recoverability of its long-lived assets annually and when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Recoverability is assessed based on the expected future undiscounted cash flows of the asset group. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the asset group. In estimating future cash flows and fair value, the Company considers changes in legal factors, the business climate, technological obsolescence, and competitive conditions. The Company's annual impairment assessments performed in the fourth quarters of Fiscal Years 2025 and 2024 indicated that no impairment of long-lived or intangible assets held by continuing operations was identified.

As of December 28, 2025, the Company determined that the criteria for a held-for-sale classification for the SensiML subsidiary were no longer met. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, the Company decided to account for the SensiML subsidiary as an asset group held for disposal in accordance with ASC 360-10. As a result of this classification, the Company evaluated the recoverability, or undiscounted cash flows expected to result from the disposition of the SensiML subsidiary, including its long-lived and intangible assets, to determine the fair value of the asset group. In its evaluation, the Company decided to record impairment charges to reduce the carrying value of the long-lived and intangible assets within the SensiML subsidiary asset group. The impairment charges of $2.2 million, reduced the carrying value of the long-lived and intangible assets within the SensiML subsidiary asset group to $0. Additionally, the Company recognized a loss of $5 thousand on the disposal of equipment in the Fiscal Year  December 28, 2025. The Company did not recognize any gains or losses on the disposal of equipment in the year ended  December 29, 2024.

NOTE 2 — OTHER RELEVANT ACCOUNTING POLICIES

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

The Company had contract assets associated with eFPGA-related revenues of approximately $0.2 million, $2.7 million, and $3.6 million and contract liabilities (reflected as deferred revenue) associated with eFPGA-related revenues of $0.1 million, $0.4 million, and $1.0 million on the consolidated balance sheets at  December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts during the years ended  December 28, 2025 and  December 29, 2024 met the capitalization criteria and as such, there are no costs deferred nor recognized as assets on the consolidated balance sheets at December 28, 2025 and December 29, 2024.

Current Expected Credit Losses

The current expected credit loss ("CECL") reserve required under ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13"), reflects the Company's current estimate of potential credit losses related to its financing receivables and contract assets. As of December 31, 2023 and December 29, 2024, the Company's CECL reserve was $0. Subsequent changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on the Company's consolidated statements of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, market conditions, and reasonable and supportable macroeconomic forecasts for the duration of each financing receivable. For each financing receivable and contract asset, the Company performs an annual quantitative assessment of the impact of CECL using a probability-of-default method. This includes estimating the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the balance of each financing receivable to determine the expected credit loss. The Company adjusts these factors for current conditions, including the financial condition of the borrower, the probability that it will grant the borrower a concession through modification of the loan terms, and reasonable and supportable forecasts of future losses as necessary.

During the Fiscal Year ended  December 28, 2025, the Company cancelled the Current Note for its financing receivable in exchange for a software license. Refer to Note 1 and Note 10 for additional information.

For its trade accounts receivable, the Company estimates the current expected credit loss at the end of each reporting period based on the aging of the trade receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

The Company provides an allowance for credit losses for its trade accounts receivable based on both historical experience and a specific identification basis. As of  December 28, 2025 and December 29, 2024, the allowance for credit losses was $0 thousand in its consolidated balance sheets. No credit loss expense was recognized for the Fiscal Years ended  December 28, 2025 and  December 29, 2024.

Leases

The Company accounts for leases under ASC 842 and related ASUs. Under ASC 842, all significant lease arrangements are generally recognized at the lease commencement date. Right-of-use ("ROU") assets and lease liabilities are recorded in the Company's consolidated balance sheets. The Company determines if an arrangement is a lease at inception, including considering whether the Company has the right to obtain substantially all of the economic benefits from and direct the use of an identified asset for a period of time. When an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. Lease liabilities represent the present value of the Company's future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of a lease liability is determined using the Company's incremental collateralized borrowing rate at lease inception. ROU assets represent the Company's right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. An ROU asset may also include lease payments related to initial direct costs and prepayments and excludes lease incentives. The Company does not apply lease recognition requirements to lease arrangements having terms of twelve months or less. Instead, it recognizes payments in the consolidated statements of operations as rental costs on a straight-line basis over the lease term. The Company has lease agreements which contain lease and non-lease components; non-lease components are generally accounted for separately.

The Company’s ROU assets were approximately $0.5 million and $0.8 million and lease liabilities were approximately $0.4 million and $0.7 million on the Company’s consolidated balance sheets at  December 28, 2025 and December 29, 2024, respectively. See Note 9 for additional information.

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

The Company's financial assets as of Fiscal Year ended  December 29, 2024 consisted of an investment in non-marketable equity without a readily determinable fair value. In the Fiscal Year ended January 2, 2022, the Company recognized revenue from a contractual arrangement with an unaffiliated customer on the sale of eFPGA IP. The eFPGA IP included an eFPGA intellectual property license, know-how, and eFPGA-related professional services. Consideration in the contractual arrangement was comprised of cash and non-cash consideration. Non-cash consideration consisted of shares of common stock in the customer. The customer was, and continues to be, a privately-held company and its common stock is not publicly traded. The Company applied significant judgement to estimate the fair value of the shares as a portion of the total contractual consideration. The Company recognized a $0.3 million non-marketable equity investment on its consolidated balance sheet and a corresponding amount in deferred revenue. This deferred revenue was recognized as revenue during the year ended January 1, 2023.

In determining the fair value of the investment at acquisition of the common stock, the Company applied the Black-Scholes Option Pricing model using a back-solve technique and applied significant judgment to quantify inputs used in the model, in accordance with the AICPA Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation (2013). The Company had neither significant influence nor control over the investee. Post-acquisition, the Company accounted for the non-marketable equity investment under a practical expedient under ASC 321, in which equity investments without a readily determinable fair value are measured to fair value at “cost minus impairment.” Under the “cost minus impairment” method, when the non-marketable equity investment is determined to be impaired on the basis of a qualitative assessment, the carrying value of the non-marketable equity security is adjusted to fair value and is measured at cost, less any impairment. The carrying value of non-marketable equity securities was classified within Level 3 of the fair value hierarchy.

The Company reviewed its non-marketable equity investment for impairment periodically. Any losses, should they occur, from impairments of non-marketable equity investments were to be recorded in the statements of operations within interest income and other (expense) income, net. The non-marketable equity investment was classified as a non-current asset on the consolidated balance sheets. There was no impairment assessed as of  December 29, 2024. In the second quarter of 2025, the Company determined there were observable indicators of impairment for its non-marketable equity investment. As such, the Company realized a full impairment of its non-marketable equity investment in the amount of $0.3 million. See Note 10 for additional information.

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

Consolidation of a VIE by its primary beneficiary is not solely based on majority voting interest, but is based on whether the reporting entity has a controlling financial interest in the VIE. To have a controlling financial interest, the reporting entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

As of December 30, 2024, the Company held one interest in a VIE; its $0.3 million equity investment in an unaffiliated entity. The VIE’s activities consist of the development and commercialization of certain semiconductor technology, which are financed primarily through investors. The Company's involvement was that of a passive equity investor and creditor without any active involvement in the management or direction of the VIE’s activities. In the second quarter of 2025, the Company realized a full impairment of its equity investment in the unaffiliated entity. Refer to Note 10 for additional information.

Cost of Revenues

The Company records costs of revenues associated with hardware product revenue and eFPGA IP revenue. Hardware product costs include the cost of materials, contract manufacturing fees, shipping costs, and quality assurance. Hardware product costs also include indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs, and depreciation and amortization of certain capitalized software. eFPGA IP costs include costs related to services under contractual agreements over the term of their respective agreements. These costs are primarily comprised of employee salary and benefits and other employee-related costs to perform work on revenue-generating contracts with customers, software tool utilization costs, and contract engineering costs.

At times, the Company reclassifies certain costs and expenses to better attribute usage of labor and resources to their functional utilization. The Company allocated $7.6 million and $4.8 million of R&D expenses associated with the performance of its revenue contracts to costs of revenues in the 2025 and 2024 annual fiscal periods, respectively.

Hardware Product Warranty Costs

The Company warrants product hardware against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company’s liability is limited to the cost of repair or replacement of the defective part. The Company does not consider activities related to such warranties to be a separate performance obligation under ASC 606. The terms and conditions of sale generally do not allow for refunds or product returns other than for warranty repairs. The Company does not have significant product warranty-related costs or liabilities for the Fiscal Years ended December 28, 2025 and  December 29, 2024.

Foreign Currency Transactions

All of the Company’s revenue transactions and inputs to its cost of revenues are denominated in U.S. dollars. The Company conducts sales and marketing activities in various countries outside of the United States. The Company's foreign operations' monetary assets and liabilities are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. The Company's foreign operations' income and expenses are transacted in local foreign currency and translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of the Company's foreign operations are recorded as interest income and other (expense) income, net in the consolidated statements of operations. The impact from foreign currencies was not significant for each of the Fiscal Years ended  December 28, 2025 and  December 29, 2024.

Operating expenses denominated in foreign currencies represented approximately 7% and 7% of total operating expenses for the Fiscal Years ended December 28, 2025, and  December 29, 2024, respectively. The Company incurred a majority of such foreign currency expenses in the United Kingdom, Taiwan, and Japan in the Fiscal Years ended December 28, 2025 and  December 29, 2024. The Company does not use derivative financial instruments to hedge its exposure to fluctuations in foreign currency and therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Advertising

Advertising and promotion expenses are charged to “selling, general, and administrative” expense in the consolidated statements of operations as incurred. Advertising and promotion expenses were $81 thousand and $42 thousand for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively.

Defined Contribution Post-Retirement Benefit Plans

In the third quarter of 2024, the Company started an employer match program for its 401(k) post-retirement benefit plan. The Company recognized $0.2 million and $0.1 million in associated matching contribution expenses for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively.

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

Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions, including the expected term of awards, expected volatility of its stock, expected risk-free interest rate, and expected dividend rate over the term of the award. The expected term of awards is based primarily on the Company's historical experience with similar grants. The expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of the Company's stock, using the daily average of the opening and closing prices, and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity appropriate for the expected term of stock awards under the Plan or the maturity appropriate for the term of the purchase period for the ESPP. The dividend yield assumption is based on the Company's intent not to issue a dividend under its dividend policy. This fair value is expensed over the requisite service period of the award.

Stock-based compensation expense is measured at the grant date based on the fair value of the award less expected forfeitures, over the requisite service period, which is typically the vesting period. Expected forfeitures are an estimate based on the historical pre-vest cancellation experience and is applied to all share-based awards. Equity compensation awards that contain a service condition are expensed using the straight-line attribution method over the requisite service period. Performance-based awards are expected to vest based on the achievement of a performance goal and are expensed over the estimated vesting period, which is estimated by management. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it revises its assumptions as appropriate. See Notes 13 and 14 for additional information.

Interest Income

The Company's interest income is comprised of interest earned on its money market accounts and financing receivables. As of December 29, 2024, the Company had one note receivable related to the conversion of accounts receivable for a customer. Interest was accrued as earned and is reflected as an increase in the balance of the note receivable, as well as recognized as interest income on the Company's consolidated statements of operations. As of December 28, 2025, the Company cancelled the Current Note for its financing receivable in exchange for a software license. Refer to Note 1 and Note 10 for additional information.

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

Comprehensive Income (Loss)

The net income (loss) in the consolidated statements of operations for each of the Fiscal Years ended December 28, 2025 and  December 29, 2024 is the same as the consolidated comprehensive income (loss). The Company has no reportable items for other comprehensive income ("OCI") under comprehensive income nor under accumulated other comprehensive income on its consolidated balance sheets.

Concentrations of Credit and Suppliers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high-quality institutions, however, the Company regularly maintain cash balances at these financial institutions in amounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The Company’s accounts receivables are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 15 for information regarding concentrations associated with accounts receivable.

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

The Company recognizes assets acquired (including goodwill and identifiable intangible assets with finite useful lives) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in the consolidated statements of operations in the period in which they are incurred.

SensiML Disposal Group (representing the SensiML business) and Discontinued Operations

SensiML, a wholly-owned subsidiary of the Company acquired in a prior business combination, was previously evaluated as a business held for sale. During the fourth fiscal quarter of 2025, the Company determined that the criteria for held-for-sale classification were no longer met because the anticipated sale of the SensiML business did not occur within the previously expected time frame and management reassessed the expected timing of a potential disposition.

Accordingly, the Company evaluated the recoverability, or undiscounted cash flows expected to result from the disposal of the SensiML asset group (representing the SensiML subsidiary) and recorded impairment charges that reduced the carrying value of the long-lived and intangible assets and goodwill associated with the SensiML business.

As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, the Company determined that a classification of asset group held for disposal for the SensiML subsidiary, in accordance with ASC 360- 10, was appropriate. Additionally, its results of operations are presented as discontinued operations in the consolidated financial statements. Losses recognized during Fiscal Year 2025 primarily relate to impairment charges recorded in connection with the evaluation of the recoverability of the SensiML asset group, as well as limited ongoing costs to maintain certain infrastructure and administrative functions pending disposition of the business.

The Company continues to pursue strategic alternatives for the SensiML business, including a potential sale or other disposition. Remaining expenses associated with the SensiML business are not material and primarily relate to minimal infrastructure and administrative costs necessary to maintain the entity and its technology environment pending disposition.

Refer to Note 3 for additional information regarding the disposal group and the related impairment charges.

Recent Accounting Standards Adopted

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to Concept Statements to remove references to its concept statements from the FASB Accounting Standards Codification. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. The Company adopted ASU No. 2024-02 prospectively on December 30, 2024 and it had no material impact on the Company's consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures by providing information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU No. 2023-09 prospectively on December 30, 2024 for its annual fiscal year ending December 28, 2025. Refer to Note 11 for additional information.

New Accounting Pronouncements Pending Adoption

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to make improvements to the Codification arising from technical corrections, unintended application of the Codification, and clarifications. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2025-12 is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. For public business entities, the amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2025-11 is not expected to have a significant impact on the Company's consolidated financial statements.

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

SensiML's Analytics Toolkit provides an end-to-end Artificial Intelligence / Machine Learning development platform with accurate sensor algorithms using AI technology, spanning data collection, labeling, algorithm and firmware auto generation, and testing. This software enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. Revenue streams from SensiML included Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services.

Preliminary discussions commenced with potential strategic partners regarding the possible sale of SensiML of its assets throughout Fiscal Year 2025. As of January 7, 2025, the Company began accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations.

During Fiscal Year 2025, the Company continued to evaluate strategic alternatives for SensiML, including a potential sale of the business or its underlying technology assets. As of December 28, 2025, the Company determined that the anticipated sale of SensiML had not occurred within the originally expected time frame and management reassessed the expected timing of a potential disposition. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, the Company determined that a classification of asset group held for disposal for the SensiML subsidiary, in accordance with ASC 360-10, was appropriate. Additionally, its results of operations are presented as discontinued operations in the consolidated financial statements.

As a result of this reassessment, the Company evaluated the recoverability, or undiscounted cash flows expected to result from the disposition of the SensiML asset group (representing the SensiML subsidiary), including capitalized internal-use software, identifiable intangible assets, and goodwill associated with the SensiML acquisition. Based on this evaluation, the Company recorded impairment charges of approximately $2.4 million during the Fiscal Year 2025 to reduce the carrying value of these assets.

During Fiscal Year 2025, in connection with the evaluation of the recoverability of the SensiML asset group, the Company forgave approximately $7.9 million of intercompany payables owed by SensiML to the parent company. As of December 29, 2024, SensiML owed approximately $7.2 million to the parent company. Intercompany payables owed by SensiML to the Company are primarily related to historical funding of operations and development activities. The forgiveness of this intercompany balance was accounted for as a capital contribution to SensiML and was approved by the Company's Board of Directors as a related-party transaction. The transaction had no impact on the Company's consolidated financial statements, as the intercompany balances were eliminated in consolidation. Additionally, the forgiveness of the intercompany payable represented a non-cash capital contribution and had no impact to the Company's consolidated statements of cash flows.

Following the impairment, the remaining assets of the SensiML business were reduced to nominal amounts consisting of cash balances. Operations of the SensiML business have substantially ceased, and the losses recognized in Fiscal Year 2025 primarily related to the impairment charges recorded during the year, as well as limited ongoing costs required to maintain certain infrastructure and administrative functions pending disposition of the business. These costs primarily consist of minimal hosting, insurance, information technology support, and facility-related expenses.

The Company continues to pursue strategic alternatives for the SensiML business, including a potential sale or other disposition of the entity or its underlying technology assets. The material reduction in assets presented below primarily reflects impairment charges recorded during Fiscal Year 2025 in connection with the evaluation of the recoverability of the SensiML asset group.

The following table provides details relating to major classes of assets and liabilities of the SensiML disposal group presented as discontinued operations, excluding intercompany balances that are eliminated in consolidation, as of December 28, 2025 and  December 29, 2024 (in thousands):

	December 28,	December 29,
	2025	2024
ASSETS
Current assets:
Cash	$2	$21
Accounts receivable, net of allowance for credit losses of $0 and $30, as of December 28, 2025 and December 29, 2024, respectively	—	10
Total current assets	2	31
Capitalized internal-use software, net	—	1,740
Intangible assets, net	—	430
Goodwill	—	185
Other assets	—	1
TOTAL ASSETS	$2	$2,387

LIABILITIES
Current liabilities:
Trade payables	$—	$23
Accrued liabilities	—	24
Deferred revenue	—	10
Total current liabilities	—	57
TOTAL LIABILITIES	$—	$57

The following table provides details relating to internal-use software held by the SensiML disposal group as of  December 29, 2024 (in thousands):

December 29,
2024
Capitalized internal-use software, net:
Capitalized internal-use software	$3,808
Less: Accumulated amortization	(2,068)
$1,740

The following table provides details relating to intangible assets held by the SensiML disposal group as of  December 29, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(575)	$384
Customer relationships	81	(81)	—
Trade names and trademarks	116	(70)	46
Total intangible assets related to discontinued operations	$1,156	$(726)	$430

The Company recorded depreciation and amortization expense for discontinued operations of $0.0 million and $0.8 million for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. No interest was capitalized for any period presented. As of January 7, 2025, depreciation and amortization of assets held by SensiML was discontinued in accordance with ASC 205.

Depreciation and amortization expense for the Fiscal Years ended December 28, 2025 and  December 29, 2024 included approximately $0 and $0.7 million, respectively, of amortization expense related to capitalized internal-use software.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of December 28, 2025, December 29, 2024, and December 31, 2023, the allowance for credit losses from discontinued operations was $0 thousand, $30 thousand, and $34 thousand, respectively. The Company recorded credit loss expense in discontinued operations of $7 thousand and $6 thousand for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. Accounts receivable related to discontinued operations, net of allowances for credit losses, was $2 thousand as of December 31, 2023.

The following table provides details relating to major line items constituting income (loss) for the SensiML group, classified as discontinued operations, for the Fiscal Years ended  December 28, 2025 and  December 29, 2024 (in thousands):

	Fiscal Years
	2025	2024
Revenue	$11	$461
Cost of revenue	3	668
Gross profit (loss)	8	(207)
Operating expenses:
Research and development	27	698
Selling, general and administrative	20	6
Impairment charges	2,355	—
Restructuring costs	87	—
Interest income and other income (expense), net	—	25
Income (loss) from discontinued operations before income taxes	(2,481)	(936)
(Benefit from) provision for income taxes	—	—
Net income (loss) from discontinued operations	$(2,481)	$(936)
Net income (loss) from discontinued operations per share:
Basic	$(0.15)	$(0.06)
Diluted	$(0.15)	$(0.06)
Weighted average shares outstanding:
Basic	16,243	14,510
Diluted	16,243	14,510

The Company has incurred $0.1 million in costs in connection with the planned disposition of SensiML in the Fiscal Year ended  December 28, 2025. These costs primarily consist of one-time termination benefits and are included within the 'Restructuring Costs' line item in the table above. The Company does not expect total costs incurred in connection with the disposal of SensiML to differ materially from the expenses already recognized in the Fiscal Year ended  December 28, 2025.

Contract liabilities related to discontinued operations were $0, $10 thousand, and $21 thousand as of December 28, 2025,  December 29, 2024, and December 31, 2023, respectively. In the Fiscal Year ended December 28, 2025, all of the $10 thousand in deferred revenues related to discontinued operations that were outstanding as of December 29, 2024 were recognized by the Company as revenue.

The following table presents disaggregated revenues for discontinued operations by geographical location for the Fiscal Years ended  December 28, 2025 and  December 29, 2024 (in thousands). Revenue attributed to geographic location is based on the destination of the product or service. All revenues from discontinued operations in North America were in the United States.

	Fiscal Years
	2025	2024
Asia Pacific	$4	$29
North America	6	432
Europe	1	—
Total revenue	$11	$461

The following customers accounted for 10% or more of the Company's revenue from discontinued operations for the Fiscal Years ended  December 28, 2025 and  December 29, 2024:

	Fiscal Years
	2025	2024
Customer "L"	50%	80%
Customer "O"	34%	*

The following customers accounted for 10% or more of the Company's accounts receivable from discontinued operations as of the Fiscal Years ended  December 28, 2025 and  December 29, 2024:

	December 28,	December 29,
	2025	2024
Customer "L"	*	34%
Customer "M"	*	65%

The following table provides the expenses from discontinued operations relating to operating leases for the Fiscal Years ended  December 28, 2025 and  December 29, 2024 (in thousands):

	Fiscal Years
	2025	2024
Operating lease costs from discontinued operations:
Fixed	$4	$15

Stock-based compensation expense from discontinued operations for the Fiscal Years ended  December 28, 2025 and  December 29, 2024 was as follows (in thousands):

	Fiscal Years
	2025	2024
Cost of revenue	$—	$—
Research and development	(32)	107
Selling, general and administrative	—	—
Total	$(32)	$107

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs from discontinued operations was approximately ($32 thousand) and $105 thousand for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively.

Total stock-based compensation in discontinued operations related to the Company's Employee Stock Purchase Plan was approximately $0 thousand and $2 thousand for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively.

The following table provides cash flows from discontinued operations for the Fiscal Years ended  December 28, 2025 and  December 29, 2024 (in thousands):

	Fiscal Year
	2025	2024
Net cash provided by (used in) operating activities	$(205)	$39
Net cash provided by (used in) investing activities	—	(608)
Net cash provided by (used in) financing activities	186	561

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software related to discontinued operations of $0 and $0.1 million for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software.

NOTE 4 — EARNINGS (LOSS) PER SHARE

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

Approximately 0.8 million and 0.7 million shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the ESPP Plan were outstanding and were not included in the calculation of diluted net loss per share, as they were considered anti-dilutive due to the net loss the Company experienced in the Fiscal Years ended  December 28, 2025 and  December 29, 2024, respectively.

NOTE 5 — BALANCE SHEET COMPONENTS

	December 28,	December 29,
	2025	2024
	(in thousands)
Inventories, net - current:
Work-in-process	$868	$710
Finished goods	88	230
	956	940
Inventories, net - non-current:
Work-in-process	84	690
Finished goods	103	28
	187	718
	$1,143	$1,658
Prepaid expenses and other current assets:
Prepaid taxes	$163	$498
Deferred charges	348	792
Other prepaid taxes, royalties, and other prepaid expenses	478	242
Other	410	134
	$1,399	$1,666
Property and equipment:
Equipment	$11,004	$9,598
Software tools	3,661	3,402
Tooling	18,428	14,357
Software	1,776	1,776
Furniture and fixtures	54	54
Leasehold improvements	647	647
	35,570	29,834
Less: Accumulated depreciation and amortization	(17,337)	(14,135)
	$18,233	$15,699
Capitalized internal-use software:
Capitalized software held for internal use	$1,374	$798
Less: Accumulated amortization	(257)	(87)
	$1,117	$711
Accrued liabilities:
Accrued compensation	$1,459	$842
Accrued employee benefits	79	75
Accrued payroll tax	35	124
Other	206	546
	$1,779	$1,587

The majority of the Company's deferred charges balances as of December 28, 2025 and  December 29, 2024 relate primarily to the Company's software tools and related subscriptions. The Company amortizes its deferred charges over their estimated useful lives using the straight-line method.

As of  December 28, 2025 and December 29, 2024, work-in-process ("WIP") inventories, net consist primarily of $0.1 million and $0.5 million, respectively, of die wafers and $0.8 million and $1.0 million, respectively, of tested, unmarked devices held for sale, which are completed upon customer orders, and open work orders.

The Company capitalized $4.1 million and $7.3 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. These capitalized assets are owned by the Company.

The Company recorded depreciation and amortization expense of $5.4 million and $3.2 million for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $0.2 million and $0.1 million in amortization expense of capitalized internal-use software for the Fiscal Years ended December 28, 2025 and  December 29, 2024.

Accounts receivable, net of allowances for credit losses of $0 thousand, was $1.6 million as of December 31, 2023.

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

NOTE 7 — INTANGIBLE ASSETS

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of  December 28, 2025 (in thousands):

	December 28, 2025
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	8	$418	$(78)	$339
Total intangible assets related to patents		$418	$(78)	$339

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of  December 29, 2024 (in thousands):

	December 29, 2024
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	9	$418	$(39)	$378
Total intangible assets related to patents		$418	$(39)	$378

The following table provides the details of future annual amortization of intangible assets related to our patents, based upon the current useful lives as of  December 28, 2025 (in thousands):

Amount
Annual Fiscal Years
2026	$39
2027	39
2028	39
2029	39
2030	39
Thereafter	144
Total	$339

NOTE 8 — DEBT OBLIGATIONS

Revolving Line of Credit

On December 21, 2018 , the Company entered into a loan agreement, the QuickLogic Corporation Heritage Bank of Commerce Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement") with Heritage Bank which among other things, provided a revolving line of credit facility ("Revolving Facility") allowing the Company to draw advances up to $15 million. The Revolving Facility, as amended, includes a number of customary and restrictive financial covenants including maintaining certain minimum cash levels with the lender. On December 8, 2023, the Company entered into the Seventh Amendment to the Loan Agreement, which increased the line of credit to $20 million. The Revolving Facility bears an annual facility fee of $60 thousand, payable each December 31st. Advances under the Revolving Facility bear a variable annual interest rate equal to  one half of one percentage point ( 0.50%) above the prime rate. On March 14, 2025, the Company entered into the Eighth Amendment to the Loan Agreement, which extended the loan maturity date for one year from December 31, 2025 to December 31, 2026. On December 28, 2025, the Company had a  $15.0 million outstanding balance on the Revolving Facility with an interest rate of 7.25%. On December 29, 2024, the Company had an  $18.0 million outstanding balance on the Revolving Facility with an interest rate of 8.00%.

The Company was in compliance with all loan covenants under the Loan Agreement, as of the end of the current reporting period.

Heritage Bank has a first-priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement.

Financing Arrangements

The Company has acquired certain assets consisting of tooling for performance under revenue contracts with customers, with smaller amounts related to IT infrastructure components, which were financed through financing arrangements. The following table provides details for assets financed through financing arrangements as of  December 28, 2025 and  December 29, 2024 (in thousands):

	December 28,	December 29,
	2025	2024
Assets purchased through financing arrangements	$5,229	$4,562
Less: Accumulated depreciation	(2,315)	(1,219)
Assets purchased through financing arrangements, net	$2,914	$3,343

Corresponding note payable for financing arrangements	$2,796	$3,130

Minimum remaining term for outstanding financing arrangements	0.01	0.64
Maximum remaining term for outstanding financing arrangements	2.59	2.32
Weighted average remaining term for outstanding financing arrangements	1.49	1.68

Minimum stated interest rate for outstanding financing arrangements	8.00%	8.00%
Maximum stated interest rate for outstanding financing arrangements	9.89%	9.89%
Weighted average stated interest rate for outstanding financing arrangements	8.64%	8.88%

The following table provides details on payments related to financing arrangements for the Fiscal Years ended December 28, 2025 and  December 29, 2024 (in thousands):

	Year Ended
	December 28,	December 29,
	2025	2024
Payments related to financing arrangements	$2,151	$1,384

The following table provides the details of future payments for assets purchased through financing arrangements as of  December 28, 2025 (in thousands):

Financing Arrangements
2026	$2,008
2027	941
2028	26
Total payments	2,975
Less: Interest	(179)
Present value of financing arrangements	$2,796

NOTE 9 — LEASES

The Company's principal research and development and corporate facility is a leased office building located at 2220 Lundy Avenue, San Jose, California, 95131. This lease facility is classified as an operating lease. The Company occupies approximately 24,164 square feet of space. The original five-year lease was entered into in February 2019 and has since been extended to June 14, 2027 under similar terms. Upon expiration, the Company has the ability to extend the term of the lease for an additional period of five years at a base rent equal to the prevailing market rent rate. Due to the Company's uncertainty in renewing the lease upon expiration, the option to renew is not included within the Company's measurement of the related ROU asset and operating lease liability. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States. The sales offices are rented under short-term leases. Total rent expense was approximately $0.4 million for each of the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively.

The following table provides the activity related to operating leases (in thousands):

	December 28, 2025	December 29, 2024
Operating lease costs:
Fixed	$348	$360
Short term	16	18
Total	$364	$378

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$46

The following table provides the details of supplemental cash flow information (in thousands):

	December 28, 2025	December 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$339	$378

Non-cash ROU assets related to operating leases included in the operating cash flows for the fiscal year ended  December 28, 2025 and  December 29, 2024 were $294 thousand and $269 thousand, respectively.

The following table provides the details of ROU assets and lease liabilities (in thousands):

	December 28, 2025	December 29, 2024
Right-of-use assets:
Operating leases	$464	$758
Lease liabilities:
Operating leases	$447	$731

The following table provides the details of future lease payments for operating leases as of December 28, 2025 (in thousands):

Annual Fiscal Years	Operating
2026	$349
2027	128
Total lease payments	477
Less: Interest	(30)
Present value of lease liabilities	$447

The following table provides the details of lease terms and discount rates:

December 28, 2025
ROU assets:
Weighted-average remaining lease term (years)
Operating leases	1.42
Weighted-average discount rates:
Operating leases	9.00%

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company's cash and cash equivalents balances were $18.8 million and $21.9 million, including amounts in money market funds, as of December 28, 2025 and December 29, 2024, respectively. Interest in these funds is earned at a 0.35% annual percentage rate ( "APR"). Due to the short-term nature of the money market funds, the Company believes that carrying value approximates fair value.

During Fiscal Year 2025, in connection with the fair value assessment, or evaluation of the recoverability of the SensiML asset group, the Company estimated the fair value of certain long-lived and intangible assets using valuation techniques that relied on significant unobservable inputs. Due to the absence of observable market transactions and the limited availability of verifiable market data, the valuation relied primarily on management's assumptions regarding potential future economic benefits and market participant considerations. Based on this evaluation, the Company determined that the carrying value of the SensiML asset group was not recoverable and recorded impairment charges as described in Note 3. The inputs used in this valuation would be considered Level 3 within the fair value hierarchy. As these valuations rely on significant unobservable inputs and management judgment, the resulting fair value estimates may differ materially from amounts that could be realized in an actual market transaction.

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest was compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest was due and payable to the Company. If an event of default occurs, the interest rate would increase to 15.31%. All other terms of the Original Note remained the same. As of December 29, 2024, the related note receivable balance was $1.3 million, including $129 thousand in accrued interest. In Fiscal Year 2024, the Company evaluated the note receivable under the current expected credit loss ("CECL") model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company utilized the probability-of-default method in Fiscal Year 2024 to determine the current expected credit loss for the note receivable. The probability-of-default method represents the likelihood that a receivable that has reached the point of default will not be collected in full. Using this method, the Company measured the current expected credit loss associated with the note receivable to be de minimis as of December 29, 2024.

In the fourth fiscal quarter of 2025, the Company entered into an agreement that cancelled the Current Note and extinguished the note receivable balance and all accrued interest as of November 10, 2025 in the amount of $1.4 million, which included  $240 thousand in accrued interest. In exchange, the Company received an unlimited license to utilize certain software components owned by the customer in future releases of the Company's Aurora FPGA User Tools. The Company derecognized the note receivable upon execution of the agreement and recorded the license rights obtained as consideration received in the transaction. The irrevocable license is being accounted for under ASC 360 and is included within the 'Property and Equipment, net' line item on the Company's consolidated balance sheet.

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

Subsequent to the valuation date and through December 29, 2024, there were no observable price changes or indicators of impairment for the non-marketable equity investment. In the second quarter of 2025, the Company determined there were observable indicators of impairment for its non-marketable equity investment. As such, the Company realized a full impairment of its non-marketable equity investment in the amount of $0.3 million.

NOTE 11 — INCOME TAXES

The Company notes that Note 11 - Income Taxes, is presented at the consolidated level, inclusive of continuing and discontinued operations, due to income taxes related to discontinued operations being immaterial in nature for the periods presented.

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2025	2024
Income (loss) before income taxes
U.S.	$(14,746)	$(3,782)
Foreign	(52)	(56)
Income (loss) before income taxes	$(14,798)	$(3,838)

(Benefit from) provision for income taxes:
Current:
Federal	$—	$—
State	—	(2)
Foreign	18	(20)
Subtotal	18	(22)
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	25
Subtotal	—	25
(Benefit from) provision for income taxes	$18	$3

The following table presents the rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations (in thousands):

	Fiscal Years
	2025
Income tax (benefit) at statutory rate	$(3,108)	21.0%
State and local income taxes (net of federal income tax effect)	-	0.0%
Foreign tax effects	29	(0.2%)
Tax credits	(335)	2.3%
Change in valuation allowance	2,706	(18.3%)
Nontaxable or nondeductible items
Stock compensation	278	(1.9%)
Other permanent items	107	(0.7%)
Other reconciling items
Expired tax attributes	287	(1.9%)
Other	54	(0.4%)
(Benefit from) provision for income taxes	$18	(0.1%)

	Fiscal Years
	2024
Income tax (benefit) at statutory rate	$(806)	21.0%
State taxes	(2)	0.1%
Foreign taxes	17	(0.4%)
Stock compensation and other permanent differences	8	(0.2%)
162(m)	147	(3.8%)
R&D tax credits	(543)	14.1%
Expired tax attributes	585	(15.3%)
Future benefit of deferred tax assets not recognized	597	(15.6%)
(Benefit from) provision for income taxes	$3	(0.1%)

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 28, 2025. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets.

Deferred tax balances are comprised of the following (in thousands):

	December 28, 2025	December 29, 2024
Deferred tax assets:
Net operating losses	$47,078	$42,488
Accruals and reserves	1,656	1,232
Credits carryforward	7,724	7,342
Depreciation and amortization	3,978	6,086
Stock-based compensation	521	601
Operating lease liability	103	165
Gross deferred tax assets	61,060	57,914
Deferred tax liabilities:
Right-of-use asset	(107)	(172)
Withholding tax on future distribution	(125)	(125)
Gross deferred tax liabilities	(232)	(297)
Net deferred tax assets	60,828	57,617
Valuation allowance	(60,953)	(57,742)
Total deferred tax liability	$(125)	$(125)

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, the Company capitalized $0.1 million of research expenses in fiscal year 2025.

As of December 28, 2025, the Company had federal and state income tax net operating loss ("NOL") carryforwards of approximately $190.3 million and $101.9 million, respectively. Approximately $102.1 million in federal NOLs generated before January 1, 2018 expire beginning in 2026 through 2037. Federal NOLs of $88.2 million generated in years after January l, 2018 can be carried forward indefinitely. State NOLs will expire beginning in fiscal year 2028 through 2045. The Company had research credit carryforwards of approximately $5.5 million for federal and $6.0 million for state income tax purposes as of December 28, 2025. If not utilized, the federal carryforwards will expire beginning in 2026 through 2045. The California research credit carryforward can be carried forward indefinitely.

Due to the Company's history of losses, it believes that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized as of December 28, 2025. Accordingly, the Company established a valuation allowance of $61 million, tax-effected, as of the Fiscal Year ended  December 28, 2025 due to uncertainties related to its ability to utilize its U.S. deferred tax assets before they expire.

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

Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on the undistributed earnings of certain foreign subsidiaries as of the end of Fiscal Year 2025. The Company intends to reinvest these earnings indefinitely in the Company’s foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. In previous years, the Company recorded a deferred tax liability of approximately $0.1 million on the undistributed earnings of non-U.S. subsidiaries. During Fiscal Year 2025, there were no changes to this balance, and at December 28, 2025, the balance for this deferred tax liability was approximately $0.1 million. The foreign withholding taxes are not expected to have a material impact on the Company’s financial position and results of operations.

Certain impairment charges recorded during Fiscal Year 2025 did not result in a material tax benefit due to the Company's valuation allowance against its U.S. deferred tax assets.

Uncertain Tax Positions

Changes in gross unrecognized benefits are as follows (in thousands):

	Fiscal Years
	2025	2024
Beginning balance of unrecognized tax benefits	$2,730	$2,513
Additions (subtractions) for tax positions related to the prior year	(69)	(63)
Additions for tax positions related to the current year	210	280
Lapse of statutes of limitations	—	—
Ending balance of unrecognized tax benefits	$2,871	$2,730

Out of $2.9 million of unrecognized tax benefits, there are no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. The accrued interest and penalties related to uncertain tax positions were not significant as of December 28, 2025 and  December 29, 2024.

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

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 2006 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Significant components of the Company's income taxes paid are as follows (in thousands):

Fiscal Years
2025
Federal	$—
State and local
California	2
New Jersey	8
New York	6
Other states	2
Foreign
Japan	4
Other foreign jurisdictions	1
Total income taxes paid	$23

Fiscal Years
2024
Federal	$—
State and local	13
Japan	1
India	15
China	4
Total income taxes paid	$33

NOTE 12 — STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 28, 2025, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations, or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock

On February 25, 2025, the Company entered into an At Market Sales Agreement (the "Sales Agreement") with Needham & Company, LLC, as sales agent (the "Agent"). Pursuant to the Sales Agreement, the Company is able to offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). From  February 25, 2025 to August 14, 2025, the Company sold 713 thousand shares under the ATM Offering, resulting in net cash proceeds of approximately $4.2 million. Issuance costs related to the ATM Offering were $339 thousand.

On  March 6, 2025, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 256 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $1.5 million. Issuance costs related to the offering were $20 thousand. The purchase price for each share of common stock in the  March 2025 offering was $5.93.

On  August 14, 2025, the Company filed a new Registration Statement on Form S-3 (File No 333-289610) ("New Registration Statement") with the SEC to replace the Company's expiring Registration Statement on Form S-3, under which the Company  may sell, from time-to-time, common stock, preferred stock, depositary shares, warrants, debt securities, and units, individually or as units comprised of one or more of the other securities or a combination thereof in an aggregate amount of up to $125,000,000. The Company's registration statement became effective August 22, 2025.

In connection with the New Registration Statement, the Company filed a sales agreement prospectus whereby the Company amended, restated, and renewed its ATM program, allowing the Company to sell an aggregate offering price of up to $20,000,000 (the "Amended ATM Offering"). The Company also amended and restated its At Market Sales Agreement with the Agent on August 14, 2025. The $20,000,000 of shares of the Company's common stock that may be sold under the Amended ATM Offering is included in the $125,000,000 of its securities that may be sold under the New Registration Statement.

From August 14, 2025 through Fiscal Year ended December 28, 2025, the Company sold 487 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $3.1 million. Issuance costs related to the Amended ATM Offering were $98 thousand. Issuance costs for the Company's ATM Offering and Amended ATM Offering are recorded on a pro-rata basis reflective of the percentage of shares sold to total shares available for sale under the ATM Offering and Amended ATM Offering, respectively. The Company intends to use the net proceeds from the ATM Offering and Amended ATM Offering for general corporate purposes, which may include, but is not limited to, working capital, licensing or acquiring intellectual property or technologies to incorporate in the Company's products, capital expenditures, to fund possible investments in and acquisitions of complementary businesses, partnerships, or minority investments, or to repay debt.

Of the $0.5 million in stock issuance costs recognized on the Company's consolidated statements of stockholders' equity for the Fiscal Year ended December 28, 2025, approximately $95 thousand were prepaid in Fiscal Year 2024 and amortized in Fiscal Year 2025. Furthermore, $11 thousand of the Company's stock issuance costs amortized in Fiscal Year 2025 were unpaid as of December 28, 2025. Refer to the Company's consolidated statements of cash flows for additional information on the cash paid related to stock issuance costs in Fiscal Year 2025.

On December 5, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 424 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million. Issuance costs related to the offering were $27 thousand. The purchase price for each share of common stock in the  December 2024 offering was $7.67.

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors for the sale of an aggregate of 223 thousand shares of its common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were $24 thousand. The purchase price for each share of common stock in the  March 2024 offering was $16.00.

NOTE 13 — EMPLOYEE STOCK PLANS

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

On December 23, 2019, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporate with the Secretary State of Delaware to effect a 1-for-14 reverse stock split ("Reverse Stock Split"), which became effective on December 23, 2019. As such, 357 thousand shares of common stock were now authorized for grants under the 2019 Stock Plan, plus any shares subject to any outstanding options or other awards granted under the 2009 Stock Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash, or otherwise terminated without payment being made thereunder.

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

The Company's Board of Directors approved and on May 8, 2025, stockholders subsequently ratified an increase in the total number of shares available for future awards under the 2019 Stock Plan. The approved increase in the total number of shares available for future awards was 1.1 million shares, for an overall authorized amount of 3.5 million shares, plus any shares subject to any outstanding options or other awards granted under the Company's 2009 Stock Plan that are terminated, canceled, surrendered, or forfeited as of May 8, 2025. On May 15, 2025, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 1.1 million shares of its common stock that may be issued under the Company’s 2019 Stock Plan.

As of December 28, 2025, approximately 584 thousand shares of the Company’s common stock were reserved for issuance under the 2019 Stock Plan.

Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan ("2009 ESPP"), was adopted in March 2009 and subsequently approved by the Company's stockholders on April 22, 2009. Under the 2009 ESPP, 2.3 million shares were reserved for issuance. The 2009 ESPP originally extended for ten years until March 6, 2019 and provides for six-month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period but subject to further limitations as outlined herein). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

On December 23, 2019, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporate with the Secretary State of Delaware to effect a 1-for-14 reverse stock split, which became effective on December 23, 2019. As such, 343 thousand shares of common stock were now authorized for issuance under the 2009 ESPP and participants could now purchase a maximum of 1,428 shares per six-month offering period.

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

The Company's Board of Directors approved and on May 8, 2025, stockholders subsequently ratified an increase in the total number of shares available for sale under the 2009 ESPP. The approved increase in the total number of shares available for sale was 200 thousand shares, for an overall authorized amount of 843 thousand shares. On May 15, 2025, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 200 thousand shares of its common stock that may be issued under the Company’s 2009 ESPP.

Due to a prior administrative error, the increase in the maximum number of shares available to be purchased per six-month offering of 10,000 that was previously approved by the Board of Directors in November 2020 ("Prior 2020 Approval") was never reflected in an amendment to the 2009 ESPP. In February 2026, the Board ratified the Prior 2020 Approval and authorized the Company to reflect the amendment in the 2009 ESPP. A copy of the amended 2009 ESPP is filed as an exhibit hereto.

As of December 28, 2025, approximately 258 thousand shares of the Company’s common stock were reserved for issuance under the 2009 ESPP Stock Plan.

NOTE 14 — STOCK-BASED COMPENSATION

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 28, 2025 and  December 29, 2024 is as follows (in thousands):

	Fiscal Years
Stock-based compensation expense included in:	2025	2024
Cost of revenue	$678	$852
Research and development	637	978
Selling, general and administrative	2,036	2,669
Total costs and expenses	$3,351	$4,499

	Fiscal Years
Stock-based compensation expense by type of award:	2025	2024
ESPP	$185	$106
RSU and PRSU	3,166	4,393
Total costs and expenses	$3,351	$4,499

 The Company capitalized stock-based compensation amounts to capitalized internal-use software and tooling, net of $50 thousand and $58 thousand for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. No stock-based compensation was capitalized or included in inventories for the years ended December 28, 2025 and  December 29, 2024.

Stock-Based Compensation Award Activity

A roll forward of shares available for grant under the 2019 Plan (in thousands) is as follows:

Shares Available for Grant

Balance at December 31, 2023	595
RSUs and PRSUs granted	(635)
Options forfeited or expired	12
RSUs and PRSUs forfeited	93
Balance at December 29, 2024	65
Authorized	1,100
RSUs and PRSUs granted	(626)
RSUs and PRSUs forfeited	45
Balance at December 28, 2025	584

No stock options were granted during any of the periods presented.

Stock Options

A roll forward of stock options under the 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2023	60	19.45
Forfeited or expired	(12)	48.14
Balance outstanding at December 29, 2024	48	12.05
Forfeited or expired	—	-
Outstanding, exercisable, and vested at December 28, 2025	48	$12.05	0.69	$—

The intrinsic value for the stock options, based on the Company’s closing stock price of $6.42 per share at December 26, 2025, the last trading day of the Company’s current reporting period, was $0, which would have been received by the option holders had all option holders exercised their options as of that date.

No options were exercised or granted during the years ended December 28, 2025 and  December 29, 2024. As of December 28, 2025, there were no unvested stock options.

Restricted Stock Units

The Company grants RSUs to employees with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the date vested. The Company withholds shares in settlement of employee tax withholding obligations on the vesting of restricted stock units.

As of December 28, 2025, there was approximately $3.0 million in unrecognized stock-based compensation expense related to RSUs. There was no unrecognized stock-based compensation related to PRSUs as of  December 28, 2025. The remaining unrecognized stock-based compensation expense as of  December 28, 2025 is expected to be recorded over a weighted average period of 1.44 years.

A roll forward summarizing RSU and PRSU activity and related weighted average grant date fair values is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	589	$7.35
Granted	635	9.57
Vested	(532)	8.29
Forfeited	(93)	13.16
Nonvested at December 29, 2024	599	7.97
Granted	626	5.03
Vested	(434)	7.64
Forfeited	(45)	8.25
Nonvested at December 28, 2025	746	$5.67

2009 ESPP Stock Plan

The Company issued 63 thousand shares of common stock at an average price of $4.91 per share and 41 thousand shares of common stock at an average price of $7.65 per share to employees in the years ended December 28, 2025 and  December 29, 2024, respectively.

The weighted average grant date fair value and the weighted-average assumptions used to estimate the fair value of ESPP option rights granted is as follows:

	Fiscal Years
	2025	2024
Expected life (months)	5.9	5.9
Risk-free interest rate	4.12%	4.71%
Volatility	83%	64%
Dividend yield	—	—
Weighted average fair value of ESPP options granted	$2.29	$2.93

NOTE 15 — INFORMATION CONCERNING SEGMENTS, PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE, AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility, and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company has one reportable operating segment based on how its Chief Operating Decision Maker ("CODM") manages the business and in a manner consistent with the availability of discrete financial information and the internal reporting provided to the CODM. The CODM, the Company's Chief Executive Officer ("CEO"), reviews detailed income statements, balance sheets, and sales reports in order to assess performance of the Company. The CODM does not review assets at a different asset level or category than at the consolidated level and the consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization, and stock-based compensation, which are disclosed within the consolidated statements of cash flows. The Company does not have any significant intra-entity sales or transfers.

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

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2025	2024
New products	$10,464	$15,667
Mature products	3,310	3,984
Total revenue	$13,774	$19,651

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes and of eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

The following is a breakdown of new products revenue (in thousands):

	Fiscal Years
	2025	2024
Hardware products	$987	$2,547
eFPGA IP	9,477	13,120
Total new products revenue	$10,464	$15,667

eFPGA IP revenue is comprised primarily of eFPGA intellectual property license revenue, eFPGA-related professional services revenue, and eFPGA-related support and maintenance revenue. eFPGA-IP revenue related to professional services was approximately $9.4 million and $13.1 million in the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively.

Contract assets were approximately $0.2 million, $2.7 million, and $3.6 million at December 28, 2025, December 29, 2024, and December 31, 2023, respectively and were included under current assets on the Company's consolidated balance sheets. Changes in the Company's contract asset balance resulted from the Company gaining the unconditional right to invoice its customers for previously recognized revenue, partially offset by additional revenue recognition in the period for contracts that contain a different payment schedule than the Company's revenue recognition timeline. The Company expects to invoice the $0.2 million in contract assets as of December 28, 2025 by the end of fiscal Q1'26.

Contract liabilities of $0.1 million, $0.4 million, and $1.0 million were included in deferred revenue on the Company's consolidated balance sheets at December 28, 2025, December 29, 2024, and December 31, 2023, respectively. In the twelve months ended December 28, 2025, the Company recognized the previously outstanding contract liabilities as of December 29, 2024 of $0.4 million as revenue. The Company expects to recognize the $0.1 million in deferred revenues as of December 28, 2025 using the output time-based method through the end of Q4'26.

Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $50 thousand by Q1'27, using the input time-based method. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies. As such, the Company will typically record contract assets and liabilities on its consolidated balance sheet in relation to these contracts.

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

Associated with this agreement, the Company recognized professional services revenue amounting to $6.1 million and $10.9 million for the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. As of December 28, 2025 and December 29, 2024, the Company had $0.2 million and $2.6 million, respectively, in contract assets on its consolidated balance sheets associated with this agreement.

The Company derives revenue from sales to customers located in North America, Europe and Asia Pacific. North America includes revenue from the United States. Revenue from the United States was $10.8 million or 79% of total revenue and $16.4 million or 84% of total revenue in the Fiscal Years ended December 28, 2025 and  December 29, 2024, respectively. Countries outside of the United States comprising 10% or more of revenue included Malaysia, with $1.4 million or 10% of total revenue in the Fiscal Year ended December 28, 2025. The Company attributes revenues from external customers to individual countries based on the end customer's country, if available. If not available, the Company will utilize the country of the furthest entity in the supply chain for which the country is known, such as the distributor or assembly.

The following is a breakdown of revenue by shipping destination (in thousands):

	Fiscal Years
	2025	2024
Asia Pacific	$2,310	$2,170
North America	10,900	16,764
Europe	564	717
Total revenue	$13,774	$19,651

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

	Fiscal Years
	2025	2024
Distributor "A"	15%	12%
Customer "A"	44%	56%
Customer "B"	11%	*

* Represents less than 10% of revenue as of the date presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable and contract asset balance as of the dates presented:

	December 28,	December 29,
	2025	2024
Distributor "A"	*	10%
Distributor "D"	*	12%
Distributor "C"	12%	*
Customer "A"	43%	50%
Customer "K"	*	10%
Customer "Q"	13%	*

* Represents less than 10% of trade accounts receivable and contract assets, net, as of the date presented.

Approximately 0.1% and 0.1% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States as of December 28, 2025 and December 29, 2024, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and to pay for a portion of the forecasted wafer volume. The Company had $0.2 million in non-cancellable purchase commitments with various wafer foundries as of December 28, 2025.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. The Company had $1.8 million of recorded and unrecorded purchase obligations due within the next twelve months as of December 28, 2025. The Company expects this commitment to be fulfilled over the next twelve months of Fiscal 2026.

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

NOTE 17 — SUBSEQUENT EVENTS

In the first quarter of Fiscal Year 2026, the Company sold 403 thousand shares under the Amended ATM Offering, resulting in gross cash proceeds of approximately $3.2 million.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2025 our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 28, 2025 our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

For the three months ended December 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the background of our officers is contained herein under Item 1, "Executive Officers and Directors."

Information regarding the background of our directors is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

There are no family relationships between any of our directors, executive officers, or persons nominated or chosen to be a director or officer, and no such persons have been involved during the last ten years, in any legal proceedings material to their abilities or integrity.

We have adopted a Code of Conduct and Ethics, including provisions enumerated in Item 406 of Regulation S-K. A copy is posted on our website at https://ir.quicklogic.com/governance-docs. Any amendments to or waiver from this Code of Conduct and Ethics will be posted to this page on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

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

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with or incorporated by reference as part of this Annual Report.

Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of QuickLogic Corporation	8-K	3.1	4/28/2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of QuickLogic Corporation	8-K	3.1	12/24/2019

3.3	Amended and Restated Bylaws of QuickLogic Corporation	8-K	3.2	05/02/2005

4.1	Specimen Common Stock certificate of QuickLogic Corporation	S-1/A	4.1	10/12/1999

4.2	Form of Common Stock Warrant	8-K	4.1	05/29/2018

4.3	Description of Securities	10-K	4.3	3/13/2020

10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	10.24	11/13/2002

10.2	Patent Cross License Agreement dated August 25, 1998, between QuickLogic Corporation and Actel Corporation	S-1/A	10.18	08/10/1999

10.3*	Form of Change of Control Severance Agreement	10-K	10.13	03/11/2008

10.4*	Form of Change of Control Severance Agreement for Chief Executive Officer	10-K	10.14	03/11/2008

10.5*	2005 Executive Bonus Plan, as restated	8-K	10.1	04/28/2008

10.6*	QuickLogic Corporation 2019 Stock Plan, as amended	10-Q	10.3	05/14/2025

10.7**	QuickLogic Corporation 2009 Employee Stock Purchase Plan, as amended

10.8*	Form of Notice of Grant and Stock Option Agreement under the 2019 Stock Plan	10-K	10.14	03/22/2022

10.9*	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under 2019 Stock Plan	10-K	10.15	03/22/2022

10.10*	Form of Notice of Grant of Stock Rights and Restricted Stock Purchase Agreement Under the 2019 Stock Plan	10-K	10.16	03/22/2022

10.11	Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 21, 2018	8-K	10.1	12/28/2018

10.12	First Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of November 6, 2019	10-Q	10.1	11/08/2019

10.13	Second Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 11, 2020	8-K	10.1	12/11/2020

10.14	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-Q	10.1	08/18/2021

10.15	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-Q	10.3	11/17/2021

10.16	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-Q	10.1	05/18/2022

10.17	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-K	10.24	03/28/2023

10.18	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of December 8, 2023	8-K	10.1	12/12/2023

10.19	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 14, 2025	8-K	10.1	03/20/2025

10.20	Form of Common Stock Purchase Agreement, dated February 9, 2022	8-K	10.1	02/09/2022

10.20	Form of Common Stock Purchase Agreement, dated September 14, 2022	8-K	10.1	09/20/2022

10.21	Form of Common Stock Purchase Agreement, dated March 13, 2024	8-K	10.1	03/18/2024

10.22	Form of Common Stock Purchase Agreement, dated December 5, 2024	8-K	10.1	12/11/2024

10.23	Form of Common Stock Purchase Agreement, dated March 6, 2025	8-K	10.1	03/10/2025

10.24	Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated February 13, 2019	10-K	10.2	03/22/2022

10.25	First Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated September 23, 2020	10-K	10.32	03/26/2025

10.26	Second Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated June 24, 2021	10-K	10.33	03/26/2025

10.27	Third Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated October 24, 2023	10-K	10.34	03/26/2025

10.28	Fourth Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated January 31, 2024	10-K	10.35	03/26/2025

10.29	At Market Issuance Sale Agreement, dated February 25, 2025, between QuickLogic Corporation and Needham & Company, LLC	8-K	1.1	02/26/2025

10.30	At Market Issuance Sale Agreement, dated August 14, 2025, between QuickLogic Corporation and Needham & Company, LLC	10-Q	10.1	11/12/2025

19.1**	QuickLogic Insider Trading Policy

21**	Subsidiaries of QuickLogic Corporation

23.1**	Consent of Frank, Rimerman + Co. LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)

31.1**	Certification of Brian C. Faith, Chief Executive Office, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Elias Nader, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Elias Nader, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy - Policy for the Recovery of Erroneously Awarded Compensation, effective as of November 30, 2023	10-K	97	03/27/2024

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's annual report on Form 10-K for the year ended December 28, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

***  Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this March 27, 2026.

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

Signature	Title	Date

/s/ Brian C. Faith	President and Chief Executive Officer; Director
Brian C. Faith	(Principal Executive Officer)	March 27, 2026

/s/ Elias Nader	Chief Financial Officer and SVP, Finance
Elias Nader	(Principal Financial Officer)	March 27, 2026

/s/ Michael R. Farese
Michael R. Farese	Chairman of the Board	March 27, 2026

/s/ Joyce Kim
Joyce Kim	Director	March 27, 2026

/s/ Andrew J. Pease
Andrew J. Pease	Director	March 27, 2026

/s/ Ron Shelton
Ron Shelton	Director	March 27, 2026

/s/ Gary H. Tauss
Gary H. Tauss	Director	March 27, 2026

FENWICK	QuickLogic Corporation
	Trademark Status Report (by mark)	December 28, 2025

Trademark	Image	Country	Class	App Date	App #	Reg Date	Reg #	Status	Sub-Status
PASIC		United States	9	2/20/1990	74030976	6/23/1992	1696813	Registered	Renewed

POLARPRO		EUTM	9, 38, 41	3/6/2006	004941159	1/31/2007	004941159	Registered	DNR - Allow to Lapse

POLARPRO		Hong Kong	9	3/6/2006	300593073	7/7/2006	300593073	Registered	DNR - Allow to Lapse

POLARPRO		Israel	9	3/6/2006	188207	8/7/2007	188207	Registered	DNR - Allow to Lapse

POLARPRO		Singapore	9	3/16/2006	T0604912Z	3/16/2006	T0604912Z	Registered	DNR - Allow to Lapse

POLARPRO		South Korea	9	3/7/2006	4020060011642	9/1/2006	400676749	Registered	DNR - Allow to Lapse

POLARPRO		Taiwan	9	3/20/2006	095013441	11/16/2006	1236319	Registered	DNR - Allow to Lapse

POLARPRO		United Kingdom	9, 38, 41	3/6/2006	UK00904941159	1/31/2007	UK00904941159	Registered	DNR - Allow to Lapse

POLARPRO (and design)		EUTM	9	12/1/2006	A0006570	12/1/2006	IR 907167	Registered	DNR - Allow to Lapse

POLARPRO (and design)		Japan	9	12/1/2006	A0006570	12/1/2006	IR 907167	Registered	DNR - Allow to Lapse

POLARPRO (and design)		United Kingdom	9	12/1/2006	UK00800907167	12/1/2006	UK00800907167	Registered	DNR - Allow to Lapse

POLARPRO (and design)		WIPO	9	12/1/2006	A0006570	12/1/2006	IR 907167	Registered	DNR - Allow to Lapse

Trademark	Image	Country	Class	App Date	App #	Reg Date	Reg #	Status	Sub-Status
QUICKLOGIC		Canada	9	1/6/2015	1709541	9/8/2016	TMA948769	Registered

QUICKLOGIC		China	9	2/5/2015	16314201	5/14/2016	16314201	Registered	DNR - Allow to Lapse

QUICKLOGIC		China	9	3/9/2005	4531068	12/14/2007	4531068	Registered	DNR - Allow to Lapse

QUICKLOGIC		EUTM	9, 16, 42	3/8/2005	004326931	4/20/2006	004326931	Registered	Renewed

QUICKLOGIC		EUTM	9, 38, 42	11/11/2014	013447826	3/6/2015	013447826	Registered	Renewed

QUICKLOGIC		Japan	9	3/7/2004	2005019257	6/24/2005	4875059	Registered	Renewed

QUICKLOGIC		Japan	9	12/1/2014	2014100965	10/2/2015	5797249	Registered	Renewed

QUICKLOGIC		Taiwan	9	3/8/2005	094010095	1/16/2006	1191870	Registered	Renewed

QUICKLOGIC		Taiwan	9	1/26/2015	104004596	10/1/2015	01730543	Registered	Renewed

QUICKLOGIC		United Kingdom	9, 38, 42	11/11/2014	UK00913447826	3/6/2015	UK00913447826	Registered	Renewed

QUICKLOGIC		United States	9	9/9/2004	78481189	11/8/2005	3013357	Registered	Renewed

QUICKLOGIC		United States	9	9/4/2014	86385987	11/3/2015	4843994	Registered	Renewed

QUICKLOGIC (and design) (new)		Canada	9	1/6/2015	1709542	9/8/2016	TMA948771	Registered

QUICKLOGIC (and design) (new)		China	9	2/5/2015	16314202	5/14/2016	16314202	Registered	DNR - Allow to Lapse

Trademark	Image	Country	Class	App Date	App #	Reg Date	Reg #	Status	Sub-Status
QUICKLOGIC (and design) (new)		EUTM	9, 38, 42	11/11/2014	013447842	3/6/2015	013447842	Registered	Renewed

QUICKLOGIC (and design) (new)		Japan	9	12/1/2014	2014100966	10/2/2015	5797250	Registered	Renewed

QUICKLOGIC (and design) (new)		Taiwan	9	1/26/2015	104004598	3/16/2016	01758796	Registered	DNR - Allow to Lapse

QUICKLOGIC (and design) (new)		United Kingdom	9, 38, 42	11/11/2014	UK00913447842	3/6/2015	UK00913447842	Registered	Renewed

QUICKLOGIC (and design) (new)		United States	9	9/4/2014	86385990	11/3/2015	4843995	Registered	Renewed

RADPRO		United States	9					Not yet filed

VIALINK		United States	9	2/20/1990	74030945	6/30/1992	1698304	Registered	Renewed