Form 10-Q
period 2026-03-29
QUICKLOGIC Corp
filed 2026-05-13
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2026

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

As of May 8, 2026, there were 18,224,806 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

March 29, 2026

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 29,	December 28,
	2026	2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$6,047	$18,840
Accounts receivable	1,723	2,809
Contract assets	1,183	217
Inventories, net	1,022	956
Prepaid expenses and other current assets	1,206	1,399
Assets of business held for disposal, net	—	2
Total current assets	11,181	24,223
Property and equipment, net	18,620	18,233
Capitalized internal-use software, net	1,210	1,117
Right of use assets, net	386	464
Intangible assets, net	330	339
Inventories, non-current, net	57	187
Other assets	607	241
TOTAL ASSETS	$32,391	$44,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$15,000
Trade payables	2,497	2,251
Accrued liabilities	2,077	1,779
Deferred revenue	78	64
Note payable, current	1,654	1,870
Lease liabilities, current	331	321
Total current liabilities	6,637	21,285
Long-term liabilities:
Lease liabilities, non-current	32	126
Notes payable, non-current	1,467	926
Total liabilities	8,136	22,337
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 17,724 and 17,290 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively	18	17
Additional paid-in capital	350,655	346,662
Accumulated deficit	(326,418)	(324,212)
Total stockholders' equity	24,255	22,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,391	$44,804

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2026	2025
Revenue	$5,051	$4,325
Cost of revenue	3,209	2,448
Gross profit (loss)	1,842	1,877
Operating expenses:
Research and development	1,512	1,268
Selling, general and administrative	2,437	2,536
Restructuring costs	11	54
Total operating expenses	3,960	3,858
Operating income (loss)	(2,118)	(1,981)
Interest expense	(54)	(97)
Interest income and other income (expense), net	(33)	(7)
Income (loss) from continuing operations before income taxes	(2,205)	(2,085)
(Benefit from) provision for income taxes	(3)	5
Net income (loss) from continuing operations	(2,202)	(2,090)
Net income (loss) from discontinued operations, net of taxes	(4)	(101)
Net income (loss)	$(2,206)	$(2,191)
Net income (loss) from continuing operations per share:
Basic	$(0.13)	$(0.14)
Diluted	$(0.13)	$(0.14)
Net income (loss) per share:
Basic	$(0.13)	$(0.14)
Diluted	$(0.13)	$(0.14)
Weighted average shares outstanding:
Basic	17,463	15,290
Diluted	17,463	15,290

Note: Net income (loss) equals total comprehensive income (loss) for all periods presented. Additionally, the Company notes that income taxes related to discontinued operations were immaterial in nature for the periods presented and as such, only net income (loss) from discontinued operations was reported in the unaudited condensed consolidated statement of operations.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 29,	March 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income (loss)	$(2,206)	$(2,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,560	1,282
ROU asset amortization	78	71
Stock-based compensation	858	903
Write-down of inventories	269	11
Loss on disposal of equipment	—	5
Other	9	4
Changes in operating assets and liabilities:
Accounts receivable	1,086	843
Contract assets	(966)	(1,451)
Inventories	(205)	24
Other assets	238	126
Trade payables	(218)	(1,488)
Accrued liabilities	288	(437)
Deferred revenue	14	247
Lease liabilities	(84)	(75)
Net cash provided by (used in) operating activities	721	(2,126)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(658)	(1,349)
Capitalized internal-use software	(138)	(143)
Net cash provided by (used in) investing activities	(796)	(1,492)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(847)	(516)
Proceeds from line of credit	—	15,000
Repayment of line of credit	(15,000)	(18,000)
Proceeds from issuance of common stock to investors	3,212	2,808
Stock issuance cost	(88)	—
Taxes paid related to net settlement of equity awards	3	—
Net cash provided by (used in) financing activities	(12,720)	(708)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,795)	(4,326)
Cash, cash equivalents and restricted cash at beginning of period	18,842	21,880
Cash, cash equivalents and restricted cash at end of period	$6,047	$17,554

Supplemental disclosures of cash flow information:
Interest paid	$80	$109
Income taxes paid	$—	$3

Supplemental disclosures of non-cash financing and investing items from continuing operations
Purchases of assets with financing arrangements	$1,163	$—
Stock-based compensation capitalized as internal-use software	$14	$19
Purchases of property and equipment in accounts payable and accrued liabilities	$474	$959

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 28, 2025	17,290	$17	$346,662	$(324,212)	$22,467
Issuance of common stock under ATM stock offering, net of stock issuance cost	403	1	3,120	—	3,121
Common stock issued under stock plans and employee stock purchase plans	31	—	—	—	—
Stock-based compensation	—	—	873	—	873
Net income (loss)	—	—	—	(2,206)	(2,206)
Balance at March 29, 2026	17,724	$18	$350,655	$(326,418)	$24,255

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2024	15,336	$15	$334,268	$(309,396)	$24,887
Issuance of common stock under ATM stock offering, net of stock issuance cost	182	—	1,199	—	1,199
Issuance of common stock from private placement, net of stock issuance cost	256	1	1,499	—	1,500
Common stock issued under stock plans and employee stock purchase plans	50	—	—	—	—
Stock-based compensation	—	—	922	—	922
Net income (loss)	—	—	—	(2,191)	(2,191)
Balance at March 30, 2025	15,824	$16	$337,888	$(311,587)	$26,317

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or the "Company") was founded in 1988 and completed its reincorporation in Delaware in 1999. The Company is a fabless semiconductor company specializing in embedded Field Programmable Gate Array ("eFPGA") hard intellectual property ("IP"), Strategic Radiation Hardened and Antifuse FPGAs, and ruggedized programmable logic solutions.

The Company licenses its eFPGA IP to semiconductor companies for integration into application-specific integrated circuits ("ASICs") and system-on-chips ("SoCs") devices, and also develops and sells programmable logic semiconductor devices, including discrete eFPGAs. These technologies enable customers to incorporate configurable hardware functionality into custom semiconductor devices and electronic systems.

The Company's programmable logic technologies are used in a variety of markets, including aerospace and defense systems, industrial and infrastructure systems, computing platforms, and semiconductor devices developed by fabless semiconductor companies. The Company's products, software tools, and IP enable customers to efficiently implement programmable hardware functionality within custom semiconductor devices and electronic systems.

In the first quarter of 2025, the Company discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and began actively exploring options for the possible sale of SensiML or its assets. Furthermore, the Company started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. At the balance sheet date of December 28, 2025, the Company impaired all of the SensiML non-cash assets to a zero value and redesignated SensiML as a disposal asset within Discontinued Operations in accordance with ASC 205-20 and ASC 360-10. The Company has incurred $11 thousand and $141 thousand in costs in connection with the SensiML disposal in the three months ended March 29, 2026 and March 30, 2025, respectively. These costs consisted primarily of one-time termination benefits and related marketing and selling efforts and are split between the 'Restructuring Costs' line item and 'Net Income (Loss) from Discontinued Operations, Net of Taxes' line item in the Company's unaudited condensed consolidated statement of operations. See Note 3 for additional information of discontinued operations. All other notes to these unaudited condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented, unless otherwise stated.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 28, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026. Operating results for the three months ended March 29, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarter for 2026 and 2025 ended on March 29, 2026 and March 30, 2025, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, and cash flows from operations. As of March 29, 2026, the Company's principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $6.0 million and $3.1 million in net proceeds from the Company's sale of common stock in the three months ended March 29, 2026. The Company did not utilize its $20.0 million revolving line of credit with Heritage Bank of Commerce in the three months ended March 29, 2026.

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC, as sales agent (the "Agent"). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). In the three months ended March 30, 2025, the Company sold 182 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $1.2 million. Issuance costs related to the ATM Offering were $89 thousand. See Note 10 for additional information.

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

In connection with the New Registration Statement, the Company filed a sales prospectus whereby it amended, restated, and renewed its ATM program, allowing the Company to sell an aggregate offering price of up to $20,000,000 (the "Amended ATM Offering"). The Company also amended and restated its At Market Sales Agreement with the Agent on August 14, 2025. The $20,000,000 shares of the Company's common stock that may be sold under the Amended ATM Offering are included in the $125,000,000 of the Company's securities that may be sold under the New Registration Statement.

During the three months ended March 29, 2026, the Company sold 403 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $3.1 million. Issuance costs related to the amended ATM Offering were $94 thousand. See Note 10 for additional information.

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

As disclosed in the Company's most recent Annual Report on Form 10-K, which was filed with the SEC on March 27, 2026, management evaluated, in accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, whether conditions or events as of December 28, 2025, considered in the aggregate, raise concerns about the Company's ability to meet its obligations as they become due within one year after the date that the consolidated financial statements were issued. As part of this evaluation, management identified conditions and events related primarily to the maturity of the Company's revolving credit facility with Heritage Bank of Commerce ("Heritage Bank"), which had a maturity date of December 31, 2026. In anticipation of the maturity of the revolving credit facility with Heritage Bank, the Company entered into a Loan and Security Agreement with Sunflower Bank, N.A. and a Promissory Note of the Company, providing a $10 million secured revolving credit facility with a maturity date of April 24, 2029. Refer to Note 15 for additional information. As a result of the new revolving credit facility with Sunflower Bank, N.A., the Company does not have any concerns on its ability to meet its obligations as they become due within one year after the date that the unaudited condensed consolidated financial statements are issued.

The Company currently uses its cash to fund its working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with the $3.1 million in net cash proceeds from its Amended ATM Offering, its revenues from operations, and available financial resources from its new revolving facility with Sunflower Bank, N.A. will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its new revolving facility with Sunflower Bank, N.A., and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Areas where management uses subjective judgment include, but are not limited to, revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of long-lived and intangible assets. The Company believes that it applies judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on the Company's consolidated financial statements. For additional information, please refer to the Company's most recent Annual Report on Form 10-K, which was filed with the SEC on March 27, 2026.

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

In connection with its revolving debt facility as of March 29, 2026, the Company maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks. For instance, adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely impact the stability of Heritage Bank, leading to additional financial risks for the Company.

Any material decline in available funding or the Company's ability to access its cash, cash equivalents, and liquidity resources, inclusive of those at Sunflower Bank, N.A., could adversely impact its ability to meet its operating expenses, financial and contractual obligations, or result in breaches of its contractual obligations. Any of these impacts could have material adverse impacts on the Company's operations and liquidity.

Note 2 — Significant Accounting Policies

During the three months ended March 29, 2026, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 28, 2025. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC on March 27, 2026.

Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to current period presentation. Further, certain prior period disclosures in the footnotes to the unaudited condensed consolidated financial statements have been modified to conform with current period presentation.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of  March 29, 2026 and December 28, 2025, the allowance for credit losses was $0 thousand. The Company did not record any credit loss expense for the three months ended March 29, 2026 and March 30, 2025.

The Company recognized $44 thousand and $48 thousand in matching contribution expenses as a part of the employer match program for its 401(k) post-retirement benefit plan during the three months ended March 29, 2026 and March 30, 2025, respectively.

Recent Accounting Standards Adopted

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 prospectively on December 29, 2025, including the practical expedient which allows the Company to assume current conditions as of the balance sheet date remain unchanged for the remaining life of its financial assets when determining credit loss allowances. The Company's adoption of ASU 2025-05 and the related practical expedient had no material impact on the Company's unaudited condensed consolidated financial statements or related disclosures.

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

As of January 7, 2025, depreciation and amortization of assets held by SensiML was discontinued.

During Fiscal Year 2025, the Company continued to evaluate strategic alternatives for SensiML, including a potential sale of the business or its underlying assets. As of December 28, 2025, the Company determined that the anticipated sale of SensiML had not occurred within the originally expected time frame and management reassessed the expected timing of a potential disposition. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, the Company determined that a classification of asset group held for disposal for the SensiML subsidiary, in accordance with ASC 360-10, was appropriate. Additionally, its results of operations are presented as discontinued operations in the unaudited condensed consolidated financial statements.

As of March 29, 2026, there have not been any new material developments regarding the disposal of SensiML.

The following table provides details relating to major classes of assets and liabilities for discontinued operations classified as held for disposal as of March 29, 2026, and December 28, 2025 (in thousands):

	March 29,	December 28,
	2026	2025
ASSETS
Current assets:
Cash	$—	$2
TOTAL ASSETS	$—	$2

The following table provides details relating to major line items constituting income (loss) for discontinued operations classified as held for disposal for the three months ended March 29, 2026 and March 30, 2025 (in thousands):

	Three Months Ended
	March 29,	March 30,
	2026	2025
Revenue	$—	$11
Cost of revenue	—	3
Gross profit (loss)	—	8
Operating expenses:
Research and development	4	9
Selling, general and administrative	—	13
Restructuring costs	—	87
Income (loss) from discontinued operations before income taxes	(4)	(101)
(Benefit from) provision for income taxes	—	—
Net income (loss) from discontinued operations	$(4)	$(101)
Net income (loss) from discontinued operations per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic	17,463	15,290
Diluted	17,463	15,290

For the three months ended March 29, 2026 and March 30, 2025, the Company has incurred $11 thousand and $141 thousand, respectively, in costs in connection with the disposal of SensiML. These costs are primarily comprised of one-time termination benefits and related marketing and selling efforts and are included within the 'Restructuring Costs' line item in the Company's unaudited condensed consolidated statement of operations, as well as in the table above. The Company does not expect total costs to be incurred in connection with the disposal of SensiML to differ materially from those already recognized.

The following is a breakdown of revenue from discontinued operations by product family (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
New products	$—	$11
Total revenue	$—	$11

The table below presents disaggregated revenues for discontinued operations by geographical location (in thousands). Revenue attributed to geographic location is based on the destination of the product or service. All revenues from discontinued operations in North America were in the United States.
	Three Months Ended
	March 29, 2026	March 30, 2025
Asia Pacific	$—	$4
North America	—	6
Europe	—	1
Total revenue	$—	$11

The following distributors and customers accounted for 10% or more of the Company's revenue from discontinued operations for the periods presented:

	Three Months Ended
	March 29,	March 30,
	2026	2025
Customer "L"	*	83%

The following table provides the expenses from discontinued operations related to operating leases for the three months ended March 29, 2026 and March 30, 2025 (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Operating lease costs from discontinued operations:
Fixed	$—	$4
Total	$—	$4

Stock-based compensation expense from discontinued operations for the three months ended March 29, 2026 and March 30, 2025 was as follows (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Cost of revenue	$—	$—
Research and development	—	(32)
Selling, general and administrative	—	—
Total	$—	$(32)

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at  no cost,  one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs from discontinued operations was approximately  $0 and  ($32 thousand) for the  three months ended March 29, 2026 and March 30, 2025, respectively.

The following table provides cash flows from discontinued operations (in thousands):

	Three Months Ended
	March 29,	March 30,
	2026	2025
Net cash provided by (used in) operating activities from discontinued operations	$(4)	$(188)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities from discontinued operations	2	175

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

For the three months ended March 29, 2026 and March 30, 2025, 871 thousand and 676 thousand shares, respectively, of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during this period.

Note 5 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items from continuing operations as of March 29, 2026, and December 28, 2025 (in thousands):

	March 29,	December 28,
	2026	2025
Inventories, net - current:
Work-in-process	$920	$868
Finished goods	102	88
	1,022	956
Inventories, net - non-current:
Work-in-process	—	84
Finished goods	57	103
	57	187
	$1,079	$1,143
Prepaid expenses and other current assets:
Prepaid taxes	$119	$163
Deferred charges	396	348
Other prepaid taxes, royalties, and other prepaid expenses	337	478
Other	354	410
	$1,206	$1,399
Property and equipment, net:
Equipment	$11,806	$11,004
Software tools	3,783	3,661
Tooling	18,702	18,428
Software	1,776	1,776
Furniture and fixtures	54	54
Leasehold improvements	647	647
	36,768	35,570
Less: Accumulated depreciation and amortization	(18,148)	(17,337)
	$18,620	$18,233
Capitalized internal-use software, net:
Capitalized internal-use software	$1,526	$1,374
Less: Accumulated amortization	(316)	(257)
	$1,210	$1,117
Accrued liabilities:
Accrued compensation	$1,543	$1,459
Accrued employee benefits	196	79
Accrued payroll tax	77	35
Other	261	206
	$2,077	$1,779

The majority of the Company's deferred charges balances as of  March 29, 2026 and  December 28, 2025 relate primarily to the Company's software tools and related subscriptions. The Company amortizes its deferred charges over their estimated useful lives using the straight-line method.

As of  March 29, 2026 and December 28, 2025, work-in-process ("WIP") inventories, net consist primarily of approximately $0.1 million of die wafers and approximately $0.8 million of tested, unmarked devices held for sale, which are completed upon customer orders, and open work orders.

The Company capitalized $0.3 million and $2.3 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the three months ended March 29, 2026 and March 30, 2025, respectively.

The Company recorded depreciation and amortization expense of $1.6 million and $1.3 million for the three months ended March 29, 2026 and March 30, 2025, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $59 thousand and $31 thousand of amortization expense related to capitalized internal-use software for the three months ended March 29, 2026 and March 30, 2025, respectively.

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

Note 7 — Intangible Assets

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of March 29, 2026 (in thousands):

	March 29, 2026
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	7.75	$418	$(88)	$330
Total intangible assets related to patents		$418	$(88)	$330

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of  December 28, 2025 (in thousands):

	December 28, 2025
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	8.00	$418	$(78)	$339
Total intangible assets related to patents		$418	$(78)	$339

The following table provides the details of future annual amortization of intangible assets related to our patents, based upon the current useful lives at  March 29, 2026 (in thousands):

Amount
Annual Fiscal Years
2026 (remaining period)	$30
2027	39
2028	39
2029	39
2030	39
Thereafter	144
Total	$330

Note 8 — Debt Obligations

Revolving Line of Credit

As of  December 28, 2025, the Company had $15.0 million of revolving debt outstanding with Heritage Bank, with an interest rate of 7.25% per annum. The Company did not utilize its $20.0 million revolving line of credit with Heritage Bank of Commerce in the three months ended March 29, 2026. Related interest expenses and annual facility fees recognized were $18 thousand and $50 thousand for the three months ended March 29, 2026 and March 30, 2025, respectively.

Financing Arrangements

The Company has acquired certain assets consisting of tooling for performance under revenue contracts with customers, with smaller amounts related to IT infrastructure components, that were financed through financing arrangements. The following table provides details for assets financed through financing arrangements as of March 29, 2026, and December 28, 2025 (in thousands):

	March 29,	December 28,
	2026	2025
Assets purchased through financing arrangements	$4,793	$5,229
Less: Accumulated depreciation	(1,359)	(2,315)
Assets purchased through financing arrangements, net	$3,434	$2,914

Corresponding note payable for financing arrangements	$3,121	$2,796

Minimum remaining term for outstanding financing arrangements	0.60	0.01
Maximum remaining term for outstanding financing arrangements	2.71	2.59
Weighted average remaining term for outstanding financing arrangements	1.85	1.49

Minimum stated interest rate for outstanding financing arrangements	7.25%	8.00%
Maximum stated interest rate for outstanding financing arrangements	9.00%	9.89%
Weighted average stated interest rate for outstanding financing arrangements	7.84%	8.64%

The following table provides detail on payments related to financing arrangements for the three months ended March 29, 2026 and March 30, 2025 (in thousands):

	Three Months Ended
	March 29,	March 30,
	2026	2025
Payments related to financing arrangements	$847	$516

The following table provides the details of future payments for assets purchased through financing arrangements as of  March 29, 2026 (in thousands):

Financing Arrangements
2026 (remaining period)	$1,544
2027	1,369
2028	455
Total payments	3,368
Less: Interest	(247)
Present value of financing arrangements	$3,121

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

The following table provides the expenses from continuing operations related to operating leases (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Operating lease costs from continuing operations:
Fixed	$87	$87
Short term	6	5
Total	$93	$92

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from continuing operations used for operating leases	$93	$91

Non-cash ROU assets related to operating leases included in the operating cash flows for continuing operations for the three months ended March 29, 2026 and March 30, 2025 were $78 thousand and $71 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of March 29, 2026 and December 28, 2025 (in thousands):

	March 29, 2026	December 28, 2025
Right-of-use assets:
Operating leases	$386	$464
Lease liabilities:
Operating leases	$363	$447

The following table provides the details of future lease payments for operating leases as of March 29, 2026 (in thousands):

Operating Leases
2026 (remaining period)	$255
2027	128
Total lease payments	383
Less: Interest	(20)
Present value of lease liabilities	$363

The following table provides the details of lease terms and discount rates as of March 29, 2026 and December 28, 2025:

	March 29, 2026	December 28, 2025
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	1.17	1.42
Weighted-average discount rates:
Operating leases	9.00%	9.00%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The lease term expires on June 14, 2027.

Note 10 — Capital Stock

 Issuance of Common Stock

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC, as sales agent (the "Agent"). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). In the three months ended March 30, 2025, the Company sold 182 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $1.2 million. Issuance costs related to the ATM Offering were $89 thousand.

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

In connection with the New Registration Statement, the Company filed a sales prospectus whereby it amended, restated, and renewed its ATM program, allowing the Company to sell an aggregate offering price of up to $20,000,000 (the "Amended ATM Offering"). The Company also amended and restated its At Market Sales Agreement with the Agent on August 14, 2025. The $20,000,000 of shares of the Company's common stock that may be sold under the Amended ATM Offering is included in the $125,000,000 of its securities that may be sold under the New Registration Statement.

During the three months ended March 29, 2026, the Company sold 403 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $3.1 million. Issuance costs related to the amended ATM Offering were $94 thousand.

Issuance costs for the Company's ATM Offering and Amended ATM Offering are recorded on a pro-rata basis reflective of the percentage of shares sold to total shares available for sale under the ATM Offering and Amended ATM Offering, respectively. The Company intends to use the net proceeds from the ATM Offering and Amended ATM Offering for general corporate purposes, which may include, but is not limited to, working capital, licensing or acquiring intellectual property or technologies to incorporate in the Company's products, capital expenditures, or to fund possible investments in and acquisitions of complementary businesses, partnerships, or minority investments.

Of the $0.1 million in stock issuance costs recognized on the Company's unaudited condensed consolidated statements of stockholders' equity for the three months ended March 29, 2026, approximately $6 thousand were prepaid in Fiscal Year 2025 and amortized in the first fiscal quarter of Fiscal Year 2026. Of the $0.1 million in stock issuance costs recognized on the Company's unaudited condensed consolidated statements of stockholders' equity for the three months ended March 30, 2025, approximately $89 thousand were prepaid in Fiscal Year 2024 and amortized in the first fiscal quarter of Fiscal Year 2025. Furthermore, $20 thousand of the Company's stock issuance costs amortized in the three months ended March 30, 2025 were unpaid as of March 30, 2025.

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

Note 11 — Stock-Based Compensation

Stock-based compensation expense from continuing operations included in the Company's unaudited condensed consolidated financial statements for the three months ended March 29, 2026 and March 30, 2025 was as follows (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Cost of revenue	$156	$95
Research and development	208	205
Selling, general and administrative	494	636
Total	$858	$936

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software, net of $14 thousand and $19 thousand for the three months ended March 29, 2026 and March 30, 2025, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended March 29, 2026 (in thousands):

Shares Available for Grants
Balance at December 28, 2025	584
PSUs/RSUs granted	(28)
Balance at March 29, 2026	556

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the three months ended March 29, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2025	48	$12.05
Forfeited or expired	—	$—
Balance outstanding, exercisable, and vested at March 29, 2026	48	$12.05	0.44	$—

No stock options were granted, exercised, or forfeited during the three months ended March 29, 2026 and March 30, 2025.

Total stock-based compensation related to stock options was $0 during the three months ended March 29, 2026 and March 30, 2025.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $0.8 million and $0.9 million for the three months ended March 29, 2026 and March 30, 2025, respectively.

As of  March 29, 2026 and March 30, 2025, there was approximately $2.5 million in unrecognized stock-based compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of March 29, 2026 is expected to be recorded over a weighted average period of 1.22 years.

A summary of activity for the Company's RSUs and PRSUs for the three months ended March 29, 2026 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 28, 2025	746	$5.67
Granted	28	7.88
Vested and released	(30)	7.15
Nonvested at March 29, 2026	744	$5.70

Employee Stock Purchase Plan

Total stock-based compensation in continuing operations related to the Company's Employee Stock Purchase Plan was approximately $47 thousand and $40 thousand for the three months ended March 29, 2026 and March 30, 2025, respectively.

Note 12 — Income Taxes

The Company notes that Note 12 - Income Taxes, is presented at the consolidated level, inclusive of continuing and discontinued operations, due to income taxes related to discontinued operations being immaterial in nature for the periods presented.

The Company recorded a net income tax expense (benefit) on the unaudited condensed consolidated statement of operations of ($3 thousand) and $5 thousand for the three months ended March 29, 2026 and March 30, 2025, respectively. The difference between the effective tax rate of 0.14% for the three months ended March 29, 2026 and estimated annual effective tax rate for fiscal year 2026 of (0.03%) from the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of March 29, 2026. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of March 29, 2026.

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

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
New products	$4,290	$3,747
Mature products	761	578
Total revenue	$5,051	$4,325

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes and of eFPGA IP licenses, as well as eFPGA-related professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Hardware products	$86	$130
eFPGA IP and professional services	4,204	3,617
New products revenue	$4,290	$3,747

eFPGA IP and professional services revenue was $4.2 million and $3.6 million for the three months ended March 29, 2026 and March 30, 2025, respectively, which was primarily professional services revenue.

Contract assets were $1.2 million and $0.2 million as of March 29, 2026 and December 28, 2025, respectively. Contract liabilities were $0.1 million as of March 29, 2026 and December 28, 2025. In the three months ended March 29, 2026, $31 thousand of the deferred revenues outstanding as of  December 28, 2025 were recognized by the Company as revenue. Of the $0.1 million in deferred revenues as of March 29, 2026, the Company expects to recognize these revenues using the input time-based through the end of Q1'27. Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $9.5 million by the end of Q4'26 through the input time-based method. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $4.5 million, or 88% of total revenue and $3.9 million, or 90% of total revenue for the three months ended March 29, 2026 and March 30, 2025, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Asia Pacific	$489	$356
North America	4,476	3,890
Europe	86	79
Total revenue	$5,051	$4,325

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 29,	March 30,
	2026	2025
Distributor "A"	*	13%
Customer "A"	70%	78%
Customer "D"	12%	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 29,	December 28,
	2026	2025
Distributor "C"	*	12%
Customer "A"	41%	43%
Customer "C"	12%	*
Customer "D"	21%	*
Customer "Q"	14%	13%

Note 14 — Commitments and Contingencies

Commitments

The Company's principal contractual commitments include purchase obligations, re-payments of drawdowns from the revolving line of credit, and payments under operating and financing arrangements. Purchase obligations are largely comprised of open purchase order commitments to suppliers and to subcontractors under professional services agreements. The Company's risk associated with the purchase obligations under professional services agreements is limited to the termination liability provisions within those contracts, and as such, it does not believe they represent a material liquidity risk to the Company.

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of the forecasted wafer volume. As of March 29, 2026, the Company had $152 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. The Company had $1.8 million of recorded and unrecorded purchase obligations due within the next twelve months as of March 29, 2026.

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

Note 15 — Subsequent Events

On April 24, 2026, the Company entered into (i) a Loan and Security Agreement (the "Credit Agreement"), by and between the Company and Sunflower Bank, N.A. and (ii) a Promissory Note of the Company (the "Note"), providing for a $10.0 million secured revolving credit facility ("Revolving Credit Facility").

The Revolving Credit Facility will mature on April 24, 2029 and will accrue interest at a rate equal to the greater of (i) 5.50% and (ii) and Prime Rate plus 0.50%. As of the execution date of the Credit Agreement and Note, the Prime Rate was 6.75%. The proceeds of the Revolving Credit Facility will be for working capital and general corporate purposes and is secured on a first priority basis by a security interest in substantially all of the assets of the Company. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay an annual facility fee of $30,000.

Refer to the Company's Form 8-K filed on April 29, 2026 for additional information.

Subsequently, the Company terminated its revolving line of credit with Heritage Bank of Commerce in May 2026.

From March 30, 2026 through  May 13, 2026, the Company has sold an additional 500 thousand shares under its Amended ATM Offering, resulting in gross proceeds of $6.4 million. As of May 13, 2026, approximately $7 million remained available for sale as a part of the Company's Amended ATM Offering.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2025, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements will be accurate. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties, and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

QuickLogic Corporation was founded in 1988 and completed its reincorporation in Delaware in 1999. We develop embedded Field Programmable Gate Array ("eFPGA") hard intellectual property ("IP"), Strategic Radiation Hardened and Antifuse FPGAs, and ruggedized programmable logic solutions used in a range of applications requiring adaptable hardware functionality. Our technologies enable customers to incorporate programmable logic into custom semiconductor devices or deploy standalone programmable devices to implement system control, hardware acceleration, and other configurable functions.

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

Our current product offerings include our eFPGA IP licensing business and associated professional services, which consist of development and integration of eFPGA technology into customer semiconductor devices, as well as a range of FPGA silicon products, including EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro®, and Eclipse II products. Our mature products include FPGA families such as PASIC®3 and QuickRAM®, as well as programming hardware and design software tools that support the development and deployment of programmable logic designs. We currently have a total of six patent applications pending.

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

For our commercial products, we outsource wafer fabrication primarily to GlobalFoundries and Taiwan Semiconductor Manufacturing Company Limited ("TSMC"). Packaging and assembly services for our commercial products are provided by third-party semiconductor assembly and test providers, including Amkor Technology, Inc., Integra Technologies, Inc., and Golden Altos Corporation.

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

In the first quarter of 2025, we announced our Board of Directors was actively exploring options for the sale of our wholly owned subsidiary, SensiML. SensiML's Analytics Toolkit provides an end-to-end Artificial Intelligence / Machine Learning development platform with accurate sensor algorithms using AI technology, spanning data collection, labeling, algorithm and firmware auto generation, and testing. This cutting-edge software enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. Revenue streams from SensiML include Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services.

This decision by us and our Board of Directors was influenced by recent events, including eFPGA IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA IP contracts, performance improvements of our eFPGA IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of QuickLogic's eFPGA IP and ruggedized FPGA business, we will focus all of our resources on leveraging and growing the cornerstones of our core business model.

As of January 7, 2025, we began accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. During Fiscal Year 2025, we continued to evaluate strategic alternatives for SensiML, including a potential sale of the business or its underlying assets. As of December 28, 2025, we determined that the anticipated sale of SensiML had not occurred within the originally expected time frame and management reassessed the expected timing of a potential disposition. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, we determined that a classification of asset group held for disposal for the SensiML subsidiary, in accordance with ASC 360-10, was appropriate. As such, the following Management's Discussion and Analysis of Financial Condition and Results of Operations has been disaggregated as appropriate between continuing and discontinued operations.

During the first quarter of 2026, we generated total revenue from continuing operations of $5.1 million, an increase of 35% compared to the prior quarter, and an increase of 17% compared to the same quarter last year. Our new product revenue from continuing operations in the first quarter was $4.3 million, an increase of 51% from the prior quarter and an increase of 14% from the first quarter of 2025. Our mature product revenue from continuing operations was $0.8 million in the first quarter of 2026, a decrease of 14% compared to the prior quarter, and an increase of 32% compared to the first quarter of 2025. We expect our mature product revenue to continue to fluctuate over time.

During the first quarter of 2026, we generated total revenue from discontinued operations of $0, consistent with the prior quarter, and a decrease of 100% compared to the same quarter last year.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services. Overall, we reported a net loss from continuing operations of $2.2 million for the first quarter of 2026, as compared to a net loss from continuing operations of $3.6 million in the prior quarter and a net loss from continuing operations of $2.1 million for the first quarter of 2025.

We reported a net loss from discontinued operations of $4 thousand for the first quarter of 2026, as compared to a net loss from discontinued operations of $2.4 million in the prior quarter and a net loss from discontinued operations of $0.1 million for the first quarter of 2025. The net loss from discontinued operations of $2.4 million recognized in the prior quarter was primarily attributable to the full impairment of the asset group of the SensiML subsidiary in the amount of $2.4 million.

As of March 29, 2026, we had one operating lease with a remaining lease term of 1.17 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the Company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended March 29, 2026, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, which was filed with the SEC on March 27, 2026.

Continuing Operations

Results of Operations

The following table sets forth the percentage of revenue from continuing operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 29, 2026	March 30, 2025
Revenue	100%	100%
Cost of revenue	64%	57%
Gross profit (loss)	36%	43%
Operating expenses:
Research and development	30%	29%
Selling, general and administrative	48%	59%
Restructuring costs	—%	1%
Income (loss) from continuing operations	(42)%	(46)%

Interest expense	(1)%	(2)%
Interest income and other income (expense), net	(1)%	(0)%
Income (loss) from continuing operations before income taxes	(44)%	(48)%
(Benefit from) provision for income taxes	—%	—%
Net income (loss) from continuing operations	(44)%	(48)%

Three Months Ended March 29, 2026 Compared to Three Months Ended March 30, 2025

Revenue

The table below sets forth the changes in revenue from continuing operations in the three months ended March 29, 2026 compared to the three months ended March 30, 2025 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2026		March 30, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$4,290	85%	$3,747	87%	$543	14%
Mature products	761	15%	578	13%	183	32%
Total revenue	$5,051	100%	$4,325	100%	$726	17%

Note: For all periods presented, new products consist of hardware products manufactured on 180 nanometer or smaller semiconductor processes and eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

Product revenue for the first quarter of 2026 compared to the first quarter of 2025 increased $0.7 million. The increase primarily resulted from increases in eFPGA IP and professional services revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the three months ended March 29, 2026 compared to the three months ended March 30, 2025 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2026		March 30, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$86	2%	$130	3%	$(44)	(34)%
eFPGA IP and professional services	4,204	83%	3,617	84%	587	16%
Total new product revenue	$4,290	85%	$3,747	87%	$543	14%

eFPGA IP revenue for the three months ended March 29, 2026 and March 30, 2025 was $4.2 million and $3.6 million, respectively, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the three months ended March 29, 2026 compared to the three months ended March 30, 2025 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2026		March 30, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$5,051	100%	$4,325	100%	$726	17%
Cost of revenue	3,209	64%	2,448	57%	761	31%
Gross profit (loss)	$1,842	36%	$1,877	43%	$(35)	(2)%

In the first quarter of 2026, gross profit decreased $35 thousand, or 2%, compared to the same quarter in the prior year. The net decrease in gross profit reflects a 31% increase in cost of revenue, partially offset by a 17% increase in revenues. Revenue increased from the same quarter in the prior year due to increased eFPGA IP and professional services revenues as the result of timing for related contracts. The net increase in cost of revenues was primarily due to increases in consulting services and increased depreciation, as well as additional inventory reserves.

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

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the three months ended March 29, 2026 compared to the three months ended March 30, 2025 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2026		March 30, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,512	30%	$1,268	29%	$244	19%
SG&A expense	2,437	48%	2,536	59%	(99)	(4)%
Restructuring costs	11	0%	54	1%	(43)	(80)%
Total operating expenses	$3,960	78%	$3,858	89%	$102	3%

Research and Development

Our R&D expenses consist primarily of personnel, overhead, and other costs associated with System on Chip ("SoC") and software development, programmable logic design, and eFPGA development. R&D expenses for the first quarter of 2026 as compared to the same quarter in 2025 increased $0.2 million, primarily due to increases in compensation and slight increases in software tooling expenditures.

Selling, General and Administrative

Our selling, general and administrative ("SG&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.1 million decrease in SG&A expenses in the first quarter of 2026, as compared to the first quarter of 2025, was attributable primarily to decreased compensation costs, partially offset by an increase in benefits allocations.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the three months ended March 29, 2026 compared to the three months ended March 30, 2025 (in thousands, except percentage data):

	Three Months Ended		Change
	March 29,	March 30,
	2026	2025	Amount	Percentage
Interest expense	$(54)	$(97)	$(43)	(44)%
Interest income and other income (expense), net	(33)	(7)	26	371%
Total interest (expense), interest income and other income (expense), net	$(87)	$(104)	$(17)	(16)%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the first quarter of this year as compared to the same period in the prior year decreased approximately $43 thousand. We did not utilize our revolving loan in the three months ended March 29, 2026. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, increased approximately $26 thousand.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended March 29, 2026, compared to the three months ended March 30, 2025 (in thousands, except percentage data):

	Three Months Ended		Change
	March 29,	March 30,
	2026	2025	Amount	Percentage
(Benefit from) provision for income taxes	$(3)	$5	$(8)	(160)%

The Company recorded a net income tax benefit of approximately $3 thousand for the three months ended March 29, 2026 and a net income tax expense of $5 thousand for the three months ended March 30, 2025. The effective tax rate for the first quarter ended March 29, 2026 was 0.14% as compared to (0.24)% for the same period in the prior year.

Discontinued Operations

Results of Operations

The following table sets forth the percentage of revenue from discontinued operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 29, 2026	March 30, 2025
Revenue	—%	100%
Cost of revenue	—%	27%
Gross profit (loss)	—%	73%
Operating expenses:
Research and development	—%	82%
Selling, general and administrative	—%	118%
Restructuring costs	—%	791%
Income (loss) from discontinued operations before income taxes	—%	(918)%

Balance Sheet Activities

Balance sheet amounts from continuing operations at March 29, 2026 compared to December 28, 2025 resulted from typical and usual activities in the normal course of business.

Total assets decreased by approximately $12.4 million, primarily due to a $12.8 million reduction in cash and cash equivalents due to greater payments than borrowings on our revolving line of credit, a $0.2 million reduction in prepaid expenses and other current assets, a $0.1 million reduction in accounts receivable and contract assets due to the collection of outstanding receivables, a $0.1 million in amortization expense of our right-of-use assets, and a $0.1 million reduction in our inventory balances, partially offset by a $0.5 million net increase in equipment and internal-use software assets and a $0.4 million net increase in other assets.

Liabilities decreased by approximately $14.2 million due to greater payments than borrowings in the amount of $15.0 million on our revolving line of credit and payments on operating leases of $0.1 million, partially offset by net borrowings on notes payable of $0.3 million, increases in accrued liabilities and deferred revenues of $0.3 million, and a $0.2 million increase in trade payables.

Equity increased $1.8 million due to a $4.0 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by a $2.2 million net loss for the three months ended March 29, 2026.

Liquidity and Capital Resources

We have financed our operations and capital investments through the sale of our common stock, financing arrangements, operating leases, and cash flows from operations. As of March 29, 2026, our principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $6.0 million and $3.1 million in net proceeds from the sale of our common stock in the three months ended March 29, 2026. We did not utilize our $20.0 million revolving line of credit with Heritage Bank of Commerce in the three months ended March 29, 2026.

On February 25, 2025, we entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC, as sales agent (the "Agent"). Pursuant to the Sales Agreement, we may offer and sell, from time to time, through the Agent, shares of our common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). In the three months ended March 30, 2025, we sold 182 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $1.2 million. Issuance costs related to the ATM Offering were $89 thousand.

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

In connection with the New Registration Statement, we filed a sales prospectus whereby we amended, restated, and renewed our ATM program, allowing us to sell an aggregate offering price of up to $20,000,000 (the "Amended ATM Offering"). We also amended and restated our At Market Sales Agreement with the Agent on August 14, 2025. The $20,000,000 shares of our common stock that may be sold under the Amended ATM Offering are included in the $125,000,000 of our securities that may be sold under the New Registration Statement.

During the three months ended March 29, 2026, we sold 403 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $3.1 million. Issuance costs related to the amended ATM Offering were $94 thousand.

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

As disclosed in our most recent Annual Report on Form 10-K, which was filed with the SEC on March 27, 2026, we evaluated, in accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, whether conditions or events as of December 28, 2025, considered in the aggregate, raise concerns about our ability to meet our obligations as they become due within one year after the date that the consolidated financial statements were issued. As part of this evaluation, we identified conditions and events related primarily to the maturity of our revolving credit facility with Heritage Bank of Commerce ("Heritage Bank"), which had a maturity date of December 31, 2026. In anticipation of the maturity of the revolving credit facility with Heritage Bank, we entered into a Loan and Security Agreement with Sunflower Bank, N.A. and a Promissory Note, providing a $10 million secured revolving credit facility with a maturity date of April 24, 2029. Refer to Note 15 for additional information. As a result of the new revolving credit facility with Sunflower Bank, N.A., we do not have any concerns on our ability to meet our obligations as they become due within one year after the date that the unaudited condensed consolidated financial statements are issued.

We currently use our cash to fund our working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with $3.1 million in net cash proceeds from the Amended ATM Offering and sales thereby, our revenues from operations, and the available financial resources from our new revolving facility with Sunflower Bank, N.A. will be sufficient to fund our operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors affect our liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on our ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Eclipse II products, and eFPGA IP license and professional services; the timing, milestones, and payments related to our government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the company; the issuance and exercise of stock options and participation in our employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, we anticipate that sales generated from our new product offerings, existing cash and cash equivalents, together with financial resources from our new revolving facility with Sunflower Bank, N.A., and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. However, we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. The inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of March 29, 2026, most of our cash and cash equivalents were invested in a money market account at Heritage Bank. As of March 29, 2026, our interest-bearing debt consisted of $3.1 million outstanding under notes payable. See Note 8 - Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of March 29, 2026 and December 28, 2025. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2026	2025
Net cash provided by (used in) operating activities	$721	$(2,126)
Net cash provided by (used in) investing activities	(796)	(1,492)
Net cash provided by (used in) financing activities	(12,720)	(708)

Net cash provided by (used in) operating activities

For the three months ended March 29, 2026, net cash provided by operating activities was $0.7 million, which was primarily due to net non-cash charges of $2.8 million, which included $1.6 million in depreciation and amortization expenses, $0.9 million of stock-based compensation, $0.3 million in inventory write-downs, and $0.1 million in ROU asset amortization expenses, partially offset by a net loss of $2.2 million. Cash inflow from changes in operating assets and liabilities was approximately $0.2 million and was primarily due to decreases in accounts receivable and other assets and increases in accrued liabilities and deferred revenues, partially offset by increases in contract assets and inventories and decreases in trade payables and lease liabilities.

For the three months ended March 30, 2025, net cash used in operating activities was $2.1 million, which was primarily due to the net loss of $2.2 million, adjusted for net non-cash charges of $2.3 million, which included $1.3 million in depreciation and amortization expenses, $0.9 million of stock-based compensation, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $2.2 million and was primarily due to decreases in accounts payable, accrued liabilities and lease liabilities and an increase in contract assets, partially offset by a decrease in accounts receivable and other assets and an increase in deferred revenues.

Net cash provided by (used in) investing activities

For the three months ended March 29, 2026 and March 30, 2025 cash used in investing activities was $0.8 million and $1.5 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the drawdowns and repayments of our line of credit. For three months ended March 29, 2026, repayments were greater than drawdowns by $15.0 million. For three months ended March 30, 2025, repayments were greater than drawdowns by $3.0 million.

For the three months ended March 29, 2026, cash used in financing activities was $12.7 million, which was primarily due to greater repayments of $15.0 million on our line of credit and $0.8 million in payments related to financing arrangements, partially offset by net proceeds of $3.1 million from sale of our common stock.

For the three months ended March 30, 2025, cash used in financing activities was $0.7 million and was primarily due to greater repayments of $3.0 million on our line of credit and $0.5 million in payments related to financing arrangements, partially offset by net proceeds of $2.8 million from sale of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 29, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 28, 2025, filed with the SEC on March 27, 2026, a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as set forth below, there have been no material changes from these risk factors previously described in our 2025 Annual Report on Form 10-K for the year ended December 28, 2025. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations, or the market price of our Common Stock.

There has been recent dilution and there may continue to be additional future dilution of our Common Stock, including as a result of the Company’s ATM Offering (as defined below), which could adversely affect the market price of shares of our Common Stock.

In February 2025, and subsequently refreshed in August 2025, the Company implemented an “at-the-market” program with Needham & Company, LLC, as sales agent (the “ATM Offering”) that allows us to sell, from time to time, shares of the Company’s Common Stock, having an aggregate offering price of up to $20,000,000. From February 2025 through May 8, 2026, the outstanding shares of our Common Stock have increased by 2.1 million shares as a result of sales pursuant to the ATM Offering. We may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest, and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, or for other purposes. Additional issuances will dilute the ownership interest of our common stockholders. Investors who purchase shares in our ATM Offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid. In addition, future issuances of Common Stock, including through our ATM Offering, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the three months ended March 29, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
10.1	Loan and Security Agreement, by and between the Company and Sunflower Bank, N.A., dated as of April 24, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 29, 2026).
10.2	Promissory Note, by the Company, dated as of April 24, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 29, 2026).
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended March 29, 2026, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	May 13, 2026	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance