Form 10-Q
period 2026-06-28
QUICKLOGIC Corp
filed 2026-08-12
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2026

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

As of August 7, 2026, there were 18,317,741 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

June 28, 2026

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 28,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$18,475	$18,840
Accounts receivable, net of allowance for credit losses of $0.1M as of June 28, 2026 and $0 as of December 28, 2025	1,483	2,809
Contract assets	23	217
Inventories, net	1,014	956
Prepaid expenses and other current assets	2,234	1,399
Assets of business held for disposal, net	—	2
Total current assets	23,229	24,223
Property and equipment, net	17,434	18,233
Capitalized internal-use software, net	1,327	1,117
Right of use assets, net	307	464
Intangible assets, net	320	339
Inventories, non-current, net	8	187
Other assets	335	241
TOTAL ASSETS	$42,960	$44,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$5,000	$15,000
Trade payables	2,210	2,251
Accrued liabilities	1,224	1,779
Deferred revenue	409	64
Note payable, current	1,645	1,870
Lease liabilities, current	308	321
Total current liabilities	10,796	21,285
Long-term liabilities:
Lease liabilities, non-current	—	126
Notes payable, non-current	923	926
Total liabilities	11,719	22,337
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 18,316 and 17,290 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively	18	17
Additional paid-in capital	358,528	346,662
Accumulated deficit	(327,305)	(324,212)
Total stockholders' equity	31,241	22,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,960	$44,804

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Revenue	$5,482	$3,687	$10,533	$8,012
Cost of revenue	3,075	2,733	6,284	5,181
Gross profit (loss)	2,407	954	4,249	2,831
Operating expenses:
Research and development	1,556	1,193	3,068	2,461
Selling, general and administrative	2,552	1,962	4,989	4,498
Impairment charges	—	300	—	300
Restructuring costs	16	21	27	75
Total operating expenses	4,124	3,476	8,084	7,334
Operating income (loss)	(1,717)	(2,522)	(3,835)	(4,503)
Interest expense	(71)	(108)	(125)	(205)
Interest income and other income (expense), net	(41)	(30)	(74)	(37)
Gain on extinguishment of vendor payable	950	—	950	—
Income (loss) from continuing operations before income taxes	(879)	(2,660)	(3,084)	(4,745)
(Benefit from) provision for income taxes	3	1	—	6
Net income (loss) from continuing operations	(882)	(2,661)	(3,084)	(4,751)
Net income (loss) from discontinued operations, net of taxes	(5)	(9)	(9)	(110)
Net income (loss)	$(887)	$(2,670)	$(3,093)	$(4,861)
Net income (loss) from continuing operations per share:
Basic	$(0.05)	$(0.17)	$(0.17)	$(0.30)
Diluted	$(0.05)	$(0.17)	$(0.17)	$(0.30)
Net income (loss) per share:
Basic	$(0.05)	$(0.17)	$(0.17)	$(0.31)
Diluted	$(0.05)	$(0.17)	$(0.17)	$(0.31)
Weighted average shares outstanding:
Basic	18,110	15,884	17,788	15,677
Diluted	18,110	15,884	17,788	15,677

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

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,093)	$(4,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,146	2,572
ROU asset amortization	157	144
Stock-based compensation	1,612	1,747
Gain on extinguishment of vendor payable	(950)	—
Impairment on investment in non-affiliate	—	300
Write-down of inventories	326	141
Loss on disposal of equipment	—	5
Provision for credit losses	125	—
Other	(6)	6
Changes in operating assets and liabilities:
Accounts receivable	1,201	1,455
Contract assets	194	(1,006)
Inventories	(254)	(67)
Other assets	(754)	(44)
Trade payables	845	(1,104)
Accrued liabilities	(565)	(580)
Deferred revenue	345	(85)
Lease liabilities	(139)	(121)
Net cash provided by (used in) operating activities	2,190	(1,498)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(1,128)	(2,703)
Capitalized internal-use software	(307)	(298)
Net cash provided by (used in) investing activities	(1,435)	(3,001)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(1,385)	(1,089)
Proceeds from line of credit	5,000	30,000
Repayment of line of credit	(15,000)	(33,000)
Proceeds from issuance of common stock	717	210
Proceeds from issuance of common stock to investors	9,800	5,824
Stock issuance cost	(256)	(128)
Taxes paid related to net settlement of equity awards	2	—
Net cash provided by (used in) financing activities	(1,122)	1,817
Net increase (decrease) in cash and cash equivalents	(367)	(2,682)
Cash and cash equivalents at beginning of period	18,842	21,880
Cash and cash equivalents at end of period	$18,475	$19,198

Supplemental disclosures of cash flow information:
Interest paid	$151	$188
Income taxes paid	$4	$20

Supplemental disclosures of non-cash financing and investing items from continuing operations
Purchases of assets with financing arrangements	$1,163	$101
Stock-based compensation capitalized as internal-use software	$32	$28
Purchases of property and equipment in accounts payable and accrued liabilities	$84	$1,393

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 28, 2025	17,290	$17	$346,662	$(324,212)	$22,467
Issuance of common stock under ATM stock offering, net of stock issuance cost	403	1	3,120	—	3,121
Common stock issued under stock plans and employee stock purchase plans	31	—	—	—	—
Stock-based compensation	—	—	873	—	873
Net income (loss)	—	—	—	(2,206)	(2,206)
Balance at March 29, 2026	17,724	$18	$350,655	$(326,418)	$24,255
Issuance of common stock under ATM stock offering, net of stock issuance cost	500	—	6,385	—	6,385
Common stock issued under stock plans and employee stock purchase plan	92	—	717	—	717
Stock-based compensation	—	—	771	—	771
Net income (loss)	—	—	—	(887)	(887)
Balance at June 28, 2026	18,316	$18	$358,528	$(327,305)	$31,241

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2024	15,336	$15	$334,268	$(309,396)	$24,887
Issuance of common stock under ATM stock offering, net of stock issuance cost	182	—	1,199	—	1,199
Issuance of common stock from private placement, net of stock issuance cost	256	1	1,499	—	1,500
Common stock issued under stock plans and employee stock purchase plans	50	—	—	—	—
Stock-based compensation	—	—	922	—	922
Net income (loss)	—	—	—	(2,191)	(2,191)
Balance at March 30, 2025	15,824	$16	$337,888	$(311,587)	$26,317
Issuance of common stock under ATM stock offering, net of stock issuance cost	496	—	2,948	—	2,948
Common stock issued under stock plans and employee stock purchase plan	58	—	210	—	210
Stock-based compensation	—	—	852	—	852
Net income (loss)	—	—	—	(2,670)	(2,670)
Balance at June 29, 2025	16,378	$16	$341,898	$(314,257)	$27,657

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

The Company licenses its eFPGA IP to semiconductor companies for integration into application-specific integrated circuits ("ASICs") and system-on-chips ("SoCs") devices and develops and sells programmable logic semiconductor devices, including discrete eFPGAs. These technologies enable customers to incorporate configurable hardware functionality into custom semiconductor devices and electronic systems.

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

In the first quarter of 2025, the Company discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and began actively exploring options for the possible sale of SensiML or its assets. Furthermore, the Company started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. At the balance sheet date of December 28, 2025, the Company impaired all SensiML non-cash assets to a zero value and redesignated SensiML as a disposal asset within Discontinued Operations in accordance with ASC 205-20 and ASC 360-10. The Company has incurred $0.2 million in costs in connection with the SensiML disposal to date. These costs consisted primarily of one-time termination benefits and related marketing and selling efforts. See Note 3 for additional information of discontinued operations. All other notes to these unaudited condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented, unless otherwise stated.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 28, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026. Operating results for the three and six months ended June 28, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarter for 2026 and 2025 ended on June 28, 2026 and June 29, 2025, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, and cash flows from operations. As of June 28, 2026, the Company's principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $18.5 million, inclusive of a $5.0 million advance from its Revolving Credit Facility and $9.5 million in net proceeds from the Company's sale of common stock in the six months ended June 28, 2026.

In the second quarter of 2026, the Company entered into (i) a Loan and Security Agreement (the "Credit Agreement"), by and between Sunflower Bank, N.A. ("Sunflower Bank") and (ii) a Promissory Note of the Company (the "Note"), providing for a $10.0 million secured revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility matures on April 24, 2029 and accrues interest at a rate equal to the greater of (i) 5.50% and (ii) Prime Rate plus 0.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay an annual facility fee of $30 thousand. Subsequently, the Company terminated its revolving line of credit with Heritage Bank of Commerce in May 2026. See Note 8 for additional information.

The Company was in compliance with the Revolving Credit Facility loan covenants as of June 28, 2026. As of June 28, 2026, the Company had $5.0 million outstanding on the Revolving Credit Facility with an interest rate of 7.25%.

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement with Needham & Company, LLC, as sales agent (the "Agent"). On August 14, 2025, the Company amended and restated its At Market Issuance Sales Agreement with the Agent (the "Sales Agreement") in connection with filing a New Registration statement (as defined below). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000.

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

During the six months ended June 28, 2026, the Company sold 903 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $9.5 million. Issuance costs related to the Amended ATM Offering were $297 thousand. In the six months ended June 29, 2025, the Company sold 678 thousand shares under the prior ATM offering, resulting in net cash proceeds of approximately $4.1 million. Issuance costs related to the prior ATM offering were $157 thousand. See Note 10 for additional information.

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

The Company currently uses its cash to fund its working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with the $9.5 million in net cash proceeds from its Amended ATM Offering, its revenues from operations, and available financial resources from its Revolving Credit Facility will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Credit Facility, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

In connection with its Revolving Credit Facility as of June 28, 2026, the Company maintains a substantial amount of cash deposits with Sunflower Bank. The concentration of cash with one financial institution poses certain risks. For instance, adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely impact the stability of Sunflower Bank, leading to additional financial risks for the Company.

Any material decline in available funding or the Company's ability to access its cash, cash equivalents, and liquidity resources, inclusive of those at Sunflower Bank, could adversely impact its ability to meet its operating expenses, financial and contractual obligations, or result in breaches of its contractual obligations. Any of these impacts could have material adverse impacts on the Company's operations and liquidity.

Note 2 — Significant Accounting Policies

During the three and six months ended June 28, 2026, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 28, 2025. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC on March 27, 2026.

Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to current period presentation. Further, certain prior period disclosures in the footnotes to the unaudited condensed consolidated financial statements have been modified to conform with current period presentation.

In the six months ended June 29, 2025, the Company determined there were observable indicators of impairment for its non-marketable equity investment. As such, the Company realized a full impairment of its non-marketable equity investment in the amount of $0.3 million during the six months ended June 29, 2025.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of  June 28, 2026 and December 28, 2025, the allowance for credit losses was $0.1 million and $0, respectively. The Company recognized $0.1 million in credit loss expense for the three and six months ended June 28, 2026. The Company did not record any credit loss expense for the three and six months ended June 29, 2025.

During the three and six months ended June 28, 2026, the Company recognized $0.1 million in matching contribution expenses as a part of the employer match program for its 401(k) post-retirement benefit plan. During the three and six months ended June 29, 2025, the Company recognized $0.05 million and $0.1 million, respectively, in matching contribution expenses.

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

Note 3 — Discontinued Operations

In the first quarter of 2025, the Company announced its Board of Directors was actively exploring options for its wholly-owned subsidiary, SensiML. This decision by the Company and its Board of Directors was influenced by recent events, including eFPGA IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA IP contracts, performance improvements of its eFPGA IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of QuickLogic's eFPGA IP and ruggedized FPGA business, the Company will focus all of its resources on leveraging and growing the cornerstones of its core business model.

Preliminary discussions commenced with potential strategic partners regarding the possible sale of SensiML or its assets. As of January 7, 2025, the Company began accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations and accordingly, depreciation and amortization of assets held by SensiML was discontinued.

During Fiscal Year 2025, the Company continued to evaluate strategic alternatives for SensiML, including a potential sale of the business or its underlying assets. As of December 28, 2025, the Company determined that the anticipated sale of SensiML had not occurred within the originally expected time frame and management reassessed the expected timing of a potential disposition. As run-off operations at the SensiML subsidiary concluded in Fiscal Year 2025, the Company determined that a classification of asset group held for disposal for the SensiML subsidiary, in accordance with ASC 360-10, was appropriate. Additionally, its results of operations are presented as discontinued operations in the unaudited condensed consolidated financial statements. The Company continues to provide for the costs of maintaining SensiML assets until disposal via capital contributions.

As of June 28, 2026, there have not been any new material developments regarding the disposal of SensiML.

The following table provides details relating to major classes of assets and liabilities for discontinued operations classified as held for disposal as of June 28, 2026, and December 28, 2025 (in thousands):

	June 28,	December 28,
	2026	2025
ASSETS
Current assets:
Cash	$—	$2
TOTAL ASSETS	$—	$2

The following table provides details relating to major line items constituting income (loss) for discontinued operations classified as held for disposal for the three and six months ended June 28, 2026 and June 29, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$11
Cost of revenue	—	—	—	3
Gross profit (loss)	—	—	—	8
Operating expenses:
Research and development	4	9	8	18
Selling, general and administrative	—	—	—	13
Restructuring costs	—	—	—	87
Income (loss) from discontinued operations before income taxes	(4)	(9)	(8)	(110)
(Benefit from) provision for income taxes	1	—	1	—
Net income (loss) from discontinued operations	$(5)	$(9)	$(9)	$(110)
Net income (loss) from discontinued operations per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic	18,110	15,884	17,788	15,677
Diluted	18,110	15,884	17,788	15,677

For the three and six months ended June 28, 2026, the Company has incurred $16 thousand and $27 thousand, respectively, in costs in connection with the disposal of SensiML. For the three and six months ended June 29, 2025, the Company has incurred $21 thousand and $162 thousand, respectively. These costs are primarily comprised of one-time termination benefits and related marketing and selling efforts and are split between the 'Restructuring Costs' line item in the Company's unaudited condensed consolidated statement of operations and in the table above. The Company does not expect total costs to be incurred in connection with the disposal of SensiML to differ materially from those already recognized.

The following is a breakdown of revenue from discontinued operations by product family (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
New products	$—	$—	$—	$11
Total revenue	$—	$—	$—	$11

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

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Asia Pacific	$—	$—	$—	$4
North America	—	—	—	6
Europe	—	—	—	1
Total revenue	$—	$—	$—	$11

The following distributors and customers accounted for 10% or more of the Company's revenue from discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Customer "L"	*	*	*	50%
Customer "O"	*	*	*	34%

The following table provides the expenses from discontinued operations related to operating leases for the three and six months ended June 28, 2026 and June 29, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease costs from discontinued operations:
Fixed	$—	$—	$—	$4
Total	$—	$-	$—	$4

Stock-based compensation expense from discontinued operations for the three and six months ended June 28, 2026 and June 29, 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of revenue	$—	$—	$—	$—
Research and development	—	—	—	(32)
Selling, general and administrative	—	—	—	—
Total	$—	$—	$—	$(32)

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at  no cost,  one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs from discontinued operations was approximately $0 for the  three and six months ended June 28, 2026 and  $0 and ( $32 thousand) for the  three and six months ended June 29, 2025, respectively.

The following table provides cash flows from discontinued operations (in thousands):

	Six Months Ended
	June 28,	June 29,
	2026	2025
Net cash provided by (used in) operating activities from discontinued operations	$(9)	$(192)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities from discontinued operations	7	178

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

For the three and six months ended June 28, 2026 and June 29, 2025, 800 thousand and 643 thousand shares, respectively, of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during the periods presented.

Note 5 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of June 28, 2026, and December 28, 2025 (in thousands):

	June 28,	December 28,
	2026	2025
Inventories, net - current:
Work-in-process	$911	$868
Finished goods	103	88
	1,014	956
Inventories, net - non-current:
Work-in-process	—	84
Finished goods	8	103
	8	187
	$1,022	$1,143
Prepaid expenses and other current assets:
Prepaid taxes	$73	$163
Deferred charges	415	348
Deferred cost of sales	1,243	217
Other prepaid taxes, royalties, and other prepaid expenses	272	478
Other	231	193
	$2,234	$1,399
Property and equipment, net:
Equipment	$11,326	$11,004
Software tools	3,783	3,661
Tooling	19,254	18,428
Software	1,776	1,776
Furniture and fixtures	54	54
Leasehold improvements	647	647
	36,840	35,570
Less: Accumulated depreciation and amortization	(19,406)	(17,337)
	$17,434	$18,233
Capitalized internal-use software, net:
Capitalized internal-use software	$1,711	$1,374
Less: Accumulated amortization	(384)	(257)
	$1,327	$1,117
Accrued liabilities:
Accrued compensation	$828	$1,459
Accrued employee benefits	93	79
Accrued payroll tax	57	35
Other	246	206
	$1,224	$1,779

The majority of the Company's deferred charges balances as of  June 28, 2026 and  December 28, 2025 relate primarily to the Company's software tools and related subscriptions. The Company amortizes its deferred charges over their estimated useful lives using the straight-line method.

As of  June 28, 2026 and December 28, 2025, work-in-process inventories, net consist primarily of approximately $0.1 million of die wafers and approximately $0.8 million of tested, unmarked devices held for sale, which are completed upon customer orders, and open work orders.

The Company capitalized $0.6 million and $0.8 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the three and six months ended June 28, 2026, respectively. $1.8 million and $4.1 million in pre-production design and development costs were capitalized as tooling to be utilized under its long-term professional services contracts for the three and six months ended June 29, 2025, respectively.

The Company recorded depreciation and amortization expense of $1.6 million and $3.1 million for the three and six months ended June 28, 2026, respectively, and $1.3 million and $2.6 million for the three and six months ended June 29, 2025, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $67 thousand and $126 thousand of amortization expense related to capitalized internal-use software for the three and six months ended June 28, 2026, respectively and $39 thousand and $70 thousand for the three and six months ended June 29, 2025, respectively.

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

Note 7 — Intangible Assets

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of June 28, 2026 (in thousands):

	June 28, 2026
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	7.50	$418	$(98)	$320
Total intangible assets related to patents		$418	$(98)	$320

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

The following table provides the details of future annual amortization of intangible assets related to our patents, based upon the current useful lives at  June 28, 2026 (in thousands):

Amount
Annual Fiscal Years
2026 (remaining period)	$20
2027	39
2028	39
2029	39
2030	39
Thereafter	144
Total	$320

Note 8 — Debt Obligations

Revolving Line of Credit

In the second quarter of 2026, the Company entered into (i) a Loan and Security Agreement (the "Credit Agreement"), by and between Sunflower Bank, N.A. ("Sunflower Bank") and (ii) a Promissory Note of the Company (the "Note"), providing for a $10.0 million secured revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility matures on April 24, 2029 and accrues interest at a rate equal to the greater of (i) 5.50% and (ii) Prime Rate plus 0.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay an annual facility fee of $30 thousand.

Financial covenants of the Revolving Credit Facility require the Company to (i) maintain its Primary Operating Account and all other U.S.-based bank accounts with Sunflower Bank, (ii) maintain at all times a balance of unrestricted cash in the Pledged Account not less than the principal amount of all cash advances under the Revolving Credit Facility, and (iii) maintain at all times, but subject to periodic reporting as of the last day of each quarter, not less than seven months of Remaining Months Liquidity ("RML"). For the purposes of the Revolving Credit Facility, RML means (i) unrestricted cash maintained at Lender (including cash in the Company's Pledged Account) minus the outstanding principal amount of the cash advances under the Revolving Credit Facility, divided by (ii) average trailing three (3) month EBITDA using the three months ending as of the most recent calendar quarter-end. The Company was in compliance with the Revolving Credit Facility loan covenants as of June 28, 2026.

As of  June 28, 2026, the Company had $5.0 million of revolving debt outstanding with Sunflower Bank, with an interest rate of 7.25% per annum. Related interest expenses and annual facility fees recognized were $8 thousand and $8 thousand for the three and six months ended June 28, 2026, respectively.

As of December 28, 2025, the Company had $15.0 million of revolving debt outstanding with Heritage Bank, with an interest rate of 7.25% per annum. Related interest expenses and annual facility fees recognized were $45 thousand and $63 thousand for the three and six months ended June 28, 2026, respectively. Related interest expenses and annual facility fees recognized were $71 thousand and $121 thousand for the three and six months ended June 29, 2025, respectively.

The Company terminated its revolving line of credit with Heritage Bank of Commerce in May 2026.

Financing Arrangements

The Company has acquired certain assets consisting of tooling for performance under revenue contracts with customers, with smaller amounts related to IT infrastructure components, that were financed through financing arrangements. The following table provides details for assets financed through financing arrangements as of June 28, 2026, and December 28, 2025 (in thousands):

	June 28,	December 28,
	2026	2025
Assets purchased through financing arrangements	$4,790	$5,229
Less: Accumulated depreciation	(1,951)	(2,315)
Assets purchased through financing arrangements, net	$2,839	$2,914

Corresponding note payable for financing arrangements	$2,568	$2,796

Minimum remaining term for outstanding financing arrangements	0.35	0.01
Maximum remaining term for outstanding financing arrangements	2.46	2.59
Weighted average remaining term for outstanding financing arrangements	1.66	1.49

Minimum stated interest rate for outstanding financing arrangements	7.25%	8.00%
Maximum stated interest rate for outstanding financing arrangements	9.00%	9.89%
Weighted average stated interest rate for outstanding financing arrangements	7.81%	8.64%

The following table provides detail on payments related to financing arrangements for the three and six months ended June 28, 2026 and June 29, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Payments related to financing arrangements	$538	$573	$1,385	$1,089

The following table provides the details of future payments for assets purchased through financing arrangements as of  June 28, 2026 (in thousands):

Financing Arrangements
2026 (remaining period)	$935
2027	1,369
2028	455
Total payments	2,759
Less: Interest	(191)
Present value of financing arrangements	$2,568

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

The following table provides the expenses related to operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease costs:
Fixed	$86	$87	$173	$174
Short term	5	4	11	9
Total	$91	$91	$184	$183

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from continuing operations used for operating leases	$156	$152

Non-cash ROU assets related to operating leases included in the operating cash flows for continuing operations for the six months ended June 28, 2026 and June 29, 2025 were $157 thousand and $144 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of June 28, 2026 and December 28, 2025 (in thousands):

	June 28, 2026	December 28, 2025
Right-of-use assets:
Operating leases	$307	$464
Lease liabilities:
Operating leases	$308	$447

The following table provides the details of future lease payments for operating leases as of June 28, 2026 (in thousands):

Operating Leases
2026 (remaining period)	$192
2027	128
Total lease payments	320
Less: Interest	(12)
Present value of lease liabilities	$308

The following table provides the details of lease terms and discount rates as of June 28, 2026 and December 28, 2025:

	June 28, 2026	December 28, 2025
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	0.92	1.42
Weighted-average discount rates:
Operating leases	9.00%	9.00%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The lease term expires on June 14, 2027.

Note 10 — Capital Stock

 Issuance of Common Stock

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement with Needham & Company, LLC, as sales agent (the "Agent"). On August 14, 2025, the Company amended and restated its At Market Issuance Sales Agreement with the Agent (the "Sales Agreement") in connection with filing a New Registration Statement (as defined below). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through the Agent, shares of the Company's common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000.

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

During the six months ended June 28, 2026, the Company sold 903 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $9.5 million. Issuance costs related to the Amended ATM Offering were $203 thousand and $297 thousand, respectively, for the three and six months ended June 28, 2026. In the six months ended June 29, 2025, the Company sold 678 thousand shares under the prior ATM offering, resulting in net cash proceeds of approximately $4.1 million. Issuance costs related to the prior ATM offering were $68 thousand and $157 thousand, respectively, for the three and six months ended June 29, 2025.

Issuance costs for the Company's prior ATM offering and Amended ATM Offering are recorded on a pro-rata basis reflective of the percentage of shares sold to total shares available for sale under the prior ATM offering and Amended ATM Offering, respectively. The Company intends to use the net proceeds from the Amended ATM Offering for general corporate purposes, which may include, but is not limited to, working capital, licensing or acquiring intellectual property or technologies to incorporate in the Company's products, capital expenditures, or to fund possible investments in and acquisitions of complementary businesses, partnerships, or minority investments.

Of the $0.3 million in stock issuance costs recognized on the Company's unaudited condensed consolidated statements of stockholders' equity for the six months ended June 28, 2026, approximately $41 thousand were prepaid in Fiscal Year 2025 and amortized in Fiscal Year 2026. Of the $0.2 million in stock issuance costs recognized on the Company's unaudited condensed consolidated statements of stockholders' equity for the six months ended June 29, 2025, approximately $49 thousand were prepaid in Fiscal Year 2024 and amortized in Fiscal Year 2025. Furthermore, $20 thousand of the Company's stock issuance costs amortized in the six months ended June 29, 2025 were unpaid as of June 29, 2025.

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

Note 11 — Stock-Based Compensation

Stock-based compensation expense included in the Company's unaudited condensed consolidated financial statements for the three and six months ended June 28, 2026 and June 29, 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of revenue	$158	$189	$314	$347
Research and development	139	205	347	347
Selling, general and administrative	457	449	951	1,085
Total	$754	$843	$1,612	$1,779

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software, net of $18 thousand and $32 thousand for the three and six months ended June 28, 2026, respectively, and $9 thousand and $28 thousand for the three and six months ended June 29, 2025, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the six months ended June 28, 2026 (in thousands):

Shares Available for Grants
Balance at December 28, 2025	584
PSUs/RSUs granted	(44)
PSUs/RSUs forfeited or expired	8
Balance at June 28, 2026	548

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the six months ended June 28, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2025	48	$12.05
Exercised	(42)	$12.05
Forfeited or expired	—	$—
Balance outstanding, exercisable, and vested at June 28, 2026	6	$12.05	0.19	$40

Stock options in the amount of 42 thousand shares were exercised during the six months ended June 28, 2026. No stock options were granted or forfeited during the six months ended June 28, 2026. No stock options were granted, exercised, or forfeited during the six months ended June 29, 2025.

Total stock-based compensation related to stock options was $0 during the six months ended June 28, 2026 and June 29, 2025.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $0.7 million and $1.5 million for the three and six months ended June 28, 2026, respectively, and $0.8 million and $1.7 million for the three and six months ended June 29, 2025, respectively.

As of  June 28, 2026 and June 29, 2025, there was approximately $2.1 million and $1.9 million, respectively, in unrecognized stock-based compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of June 28, 2026 is expected to be recorded over a weighted average period of 0.99 years.

A summary of activity for the Company's RSUs and PRSUs for the six months ended June 28, 2026 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 28, 2025	746	$5.67
Granted	44	12.27
Vested and released	(38)	7.48
Forfeited	(8)	5.97
Nonvested at June 28, 2026	744	$5.97

Employee Stock Purchase Plan

Total stock-based compensation in continuing operations related to the Company's Employee Stock Purchase Plan was approximately $48 thousand and $95 thousand for the three and six months ended June 28, 2026, respectively, and $20 thousand and $60 thousand for the three and six months ended June 29, 2025, respectively.

Note 12 — Income Taxes

The Company notes that Note 12 - Income Taxes, is presented at the consolidated level, inclusive of continuing and discontinued operations, due to income taxes related to discontinued operations being immaterial in nature for the periods presented.

The Company recorded a net income tax expense (benefit) on the unaudited condensed consolidated statement of operations of $3 thousand and $0 thousand for the three and six months ended June 28, 2026, respectively, and $1 thousand and $6 thousand for the three and six months ended June 29, 2025, respectively. The difference between the estimated annual effective tax rate for fiscal year 2026 of (0.37%) from the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of June 28, 2026. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of June 28, 2026.

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

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
New products	$4,660	$2,918	$8,950	$6,665
Mature products	822	769	1,583	1,347
Total revenue	$5,482	$3,687	$10,533	$8,012

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

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Hardware products	$251	$319	$337	$449
eFPGA IP and professional services	4,409	2,599	8,613	6,216
New products revenue	$4,660	$2,918	$8,950	$6,665

eFPGA IP and professional services revenue was $4.4 million and $8.6 million for the three and six months ended June 28, 2026, respectively, and $2.6 million and $6.2 million for the three and six months ended June 29, 2025, respectively, which was primarily professional services revenue.

Contract assets were $23 thousand and $0.2 million as of June 28, 2026 and December 28, 2025, respectively. Contract liabilities were $0.4 million and $0.1 million as of June 28, 2026 and December 28, 2025, respectively. In the six months ended June 28, 2026, $48 thousand of the deferred revenues outstanding as of  December 28, 2025 were recognized by the Company as revenue. Of the $0.4 million in deferred revenues as of June 28, 2026, the Company expects to recognize these revenues using the input time-based method through the end of Q1'27. Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $6.3 million by the end of Q1'27 through the input time-based method. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $4.8 million, or 88% of total revenue and $9.3 million, or 88% of total revenue for the three and six months ended June 28, 2026, respectively, and $2.9 million, or 80% of total revenue and $6.8 million, or 85% of total revenue for the three and six months ended June 29, 2025, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Asia Pacific	$446	$636	$935	$992
North America	4,841	2,951	9,317	6,841
Europe	195	100	281	179
Total revenue	$5,482	$3,687	$10,533	$8,012

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Distributor "A"	*	14%	*	13%
Customer "A"	65%	49%	67%	64%
Customer "B"	*	12%	*	10%
Customer "E"	15%	*	*	*
Customer "N"	*	16%	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	June 28,	December 28,
	2026	2025
Distributor "C"	15%	12%
Customer "A"	*	43%
Customer "C"	15%	*
Customer "E"	51%	*
Customer "Q"	*	13%

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of the forecasted wafer volume. As of June 28, 2026, the Company had $118 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. The Company had $1.5 million of recorded and unrecorded purchase obligations due within the next twelve months as of June 28, 2026.

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

For cost-sensitive applications, we utilize small form-factor packaging options that reduce device costs and minimize printed circuit board space requirements for customers. For applications requiring enhanced environmental reliability, including certain aerospace and defense systems, we support packaging options designed for ruggedized operating environments.

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

In the first quarter of 2025, we announced our Board of Directors was actively exploring options for the sale of our wholly-owned subsidiary, SensiML. This decision by us and our Board of Directors was influenced by recent events, including eFPGA IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA IP contracts, performance improvements of our eFPGA IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of QuickLogic's eFPGA IP and ruggedized FPGA business, we will focus all of our resources on leveraging and growing the cornerstones of our core business model.

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

During the second quarter of 2026, we generated total revenue from continuing operations of $5.5 million, an increase of 9% compared to the prior quarter, and an increase of 49% compared to the same quarter last year. Our new product revenue from continuing operations in the second quarter was $4.7 million, an increase of 9% from the prior quarter and an increase of 60% from the second quarter of 2025. Our mature product revenue from continuing operations was $0.8 million in the second quarter of 2026, an increase of 8% compared to the prior quarter, and an increase of 7% compared to the second quarter of 2025. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services. Overall, we reported a net loss from continuing operations of $0.9 million for the second quarter of 2026, as compared to a net loss from continuing operations of $2.2 million in the prior quarter and a net loss from continuing operations of $2.7 million for the second quarter of 2025.

We reported a net loss from discontinued operations of $5 thousand for the second quarter of 2026, as compared to a net loss from discontinued operations of $4 thousand in the prior quarter and a net loss from discontinued operations of $9 thousand for the second quarter of 2025.

As of June 28, 2026, we had one operating lease with a remaining lease term of 0.92 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the Company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended June 28, 2026, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, which was filed with the SEC on March 27, 2026.

Continuing Operations

Results of Operations

The following table sets forth the percentage of revenue from continuing operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	100%	100%	100%	100%
Cost of revenue	56%	74%	60%	65%
Gross profit (loss)	44%	26%	40%	35%
Operating expenses:
Research and development	28%	32%	29%	30%
Selling, general and administrative	47%	53%	47%	56%
Impairment charges	—%	8%	—%	4%
Restructuring costs	—%	1%	—%	1%
Income (loss) from continuing operations	(31)%	(68)%	(36)%	(56)%

Interest expense	(1)%	(3)%	(1)%	(3)%
Interest income and other income (expense), net	(1)%	(1)%	(1)%	—%
Gain on extinguishment of vendor payable	17%	—%	9%	—%
Income (loss) from continuing operations before income taxes	(16)%	(72)%	(29)%	(59)%
(Benefit from) provision for income taxes	—%	—%	—%	—%
Net income (loss) from continuing operations	(16)%	(72)%	(29)%	(59)%

Three Months Ended June 28, 2026 Compared to Three Months Ended June 29, 2025

Revenue

The table below sets forth the changes in revenue from continuing operations in the three months ended June 28, 2026 compared to the three months ended June 29, 2025 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$4,660	85%	$2,918	79%	$1,742	60%
Mature products	822	15%	769	21%	53	7%
Total revenue	$5,482	100%	$3,687	100%	$1,795	49%

Note: For all periods presented, new products consist of hardware products manufactured on 180 nanometer or smaller semiconductor processes and eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

Product revenue for the second quarter of 2026 compared to the second quarter of 2025 increased $1.8 million. The increase primarily resulted from increases in eFPGA IP and professional services revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the three months ended June 28, 2026 compared to the three months ended June 29, 2025 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$251	5%	$319	9%	$(68)	(21)%
eFPGA IP and professional services	4,409	80%	2,599	70%	1,810	70%
Total new product revenue	$4,660	85%	$2,918	79%	$1,742	60%

eFPGA IP revenue for the three months ended June 28, 2026 and June 29, 2025 was $4.4 million and $2.6 million, respectively, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the three months ended June 28, 2026 compared to the three months ended June 29, 2025 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$5,482	100%	$3,687	100%	$1,795	49%
Cost of revenue	3,075	56%	2,733	74%	342	13%
Gross profit (loss)	$2,407	44%	$954	26%	$1,453	152%

In the second quarter of 2026, gross profit increased $1.5 million, or 152%, compared to the same quarter in the prior year. The net increase in gross profit reflects a 49% increase in revenue, partially offset by a 13% increase in cost of revenue. Revenue increased from the same quarter in the prior year due to increased eFPGA IP and professional services revenues as the result of timing for related contracts. The net increase in cost of revenues was primarily due to increases in consulting services and increased depreciation.

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

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the three months ended June 28, 2026 compared to the three months ended June 29, 2025 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,556	28%	$1,193	32%	$363	30%
SG&A expense	2,552	47%	1,962	53%	590	30%
Impairment charges	—	—%	300	8%	(300)	(100)%
Restructuring costs	16	—%	21	1%	(5)	(24)%
Total operating expenses	$4,124	75%	$3,476	94%	$648	19%

Research and Development

Our R&D expenses consist primarily of personnel, overhead, and other costs associated with SoC and software development, programmable logic design, and eFPGA development. R&D expenses for the second quarter of 2026 as compared to the same quarter in 2025 increased $0.4 million, primarily due to increases in compensation and employee-related expenditures and amortization and depreciation expense.

Selling, General and Administrative

Our selling, general and administrative ("SG&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.6 million increase in SG&A expenses in the second quarter of 2026, as compared to the second quarter of 2025, was attributable primarily to increased compensation costs and credit loss expense.

Impairment Charges

The $0.3 million in impairment charges for the three months ended June 29, 2025 was attributable to the impairment of the Company's non-marketable equity investment.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the three months ended June 28, 2026 compared to the three months ended June 29, 2025 (in thousands, except percentage data):

	Three Months Ended		Change
	June 28,	June 29,
	2026	2025	Amount	Percentage
Interest expense	$(71)	$(108)	$(37)	(34)%
Interest income and other income (expense), net	(41)	(30)	11	37%
Gain on extinguishment of vendor payable	950	—	950	100%
Total interest (expense), interest income and other income (expense), net	$838	$(138)	$(976)	(707)%

Interest expense relates primarily to our revolving line of credit facilities and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the second quarter of this year as compared to the same period in the prior year decreased approximately $37 thousand. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, increased approximately $11 thousand. Additionally, the Company recognized a $1.0 million gain upon the extinguishment of a vendor payable.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended June 28, 2026, compared to the three months ended June 29, 2025 (in thousands, except percentage data):

	Three Months Ended		Change
	June 28,	June 29,
	2026	2025	Amount	Percentage
(Benefit from) provision for income taxes	$3	$1	$2	200%

The Company recorded a net income tax expense of approximately $3 thousand for the three months ended June 28, 2026 and a net income tax expense of $1 thousand for the three months ended June 29, 2025. The effective tax rate as of the second quarter ended June 28, 2026 was (0.01)% as compared to (0.13)% for the same period in the prior year.

Six Months Ended June 28, 2026 Compared to Six Months Ended June 29, 2025

Revenue

The table below sets forth the changes in revenue from continuing operations in the six months ended June 28, 2026 compared to the six months ended June 29, 2025 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$8,950	85%	$6,665	83%	$2,285	34%
Mature products	1,583	15%	1,347	17%	236	18%
Total revenue	$10,533	100%	$8,012	100%	$2,521	31%

Note: For all periods presented, new products consist of hardware products manufactured on 180 nanometer or smaller semiconductor processes and eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

Product revenue for the six months ended June 28, 2026 compared to the six months ended June 29, 2025 increased $2.5 million. The increase primarily resulted from increases in eFPGA IP and professional services revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the six months ended June 28, 2026 compared to the six months ended June 29, 2025 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$337	3%	$449	6%	$(112)	(25)%
eFPGA IP and professional services	8,613	82%	6,216	77%	2,397	39%
Total new product revenue	$8,950	85%	$6,665	83%	$2,285	34%

eFPGA IP revenue for the six months ended June 28, 2026 and June 29, 2025 was $8.6 million and $6.2 million, respectively, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the six months ended June 28, 2026 compared to the six months ended June 29, 2025 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$10,533	100%	$8,012	100%	$2,521	31%
Cost of revenue	6,284	60%	5,181	65%	1,103	21%
Gross profit	$4,249	40%	$2,831	35%	$1,418	50%

In the six months ended June 28, 2026, gross profit increased $1.4 million, or 50%, compared to the six months ended June 29, 2025. The net increase in gross profit reflects a 31% increase in revenues, partially offset by a 21% increase in cost of revenue. Revenue increased from the same period in the prior year due to increased eFPGA IP and professional services revenues as the result of timing for related contracts. The net increase in cost of revenues was primarily due to increases in consulting services and increased depreciation, as well as additional inventory reserves.

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

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the six months ended June 28, 2026 compared to the six months ended June 29, 2025 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2026		June 29, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$3,068	29%	$2,461	30%	$607	25%
SG&A expense	4,989	47%	4,498	56%	491	11%
Impairment charges	—	—%	300	4%	(300)	(100)%
Restructuring costs	27	—%	75	1%	(48)	(64)%
Total operating expenses	$8,084	76%	$7,334	91%	$750	10%

Research and Development

Our R&D expenses consist primarily of personnel, overhead, and other costs associated with SoC and software development, programmable logic design, and eFPGA development. R&D expenses for the six months ended June 28, 2026 as compared to the six months ended June 29, 2025 increased $0.6 million, primarily due to increases in compensation and employee-related expenditures and amortization and depreciation expense.

Selling, General and Administrative

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.5 million increase in SG&A expenses in the six months ended June 28, 2026, as compared to the six months ended June 29, 2025, was attributable primarily to increased compensation and legal costs and credit loss expense.

Impairment Charges

The $0.3 million in impairment charges for the six months ended June 29, 2025 was attributable to the impairment of the Company's non-marketable equity investment.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the six months ended June 28, 2026 compared to the six months ended June 29, 2025 (in thousands, except percentage data):

	Six Months Ended		Change
	June 28,	June 29,
	2026	2025	Amount	Percentage
Interest expense	$(125)	$(205)	$(80)	(39)%
Interest income and other expense, net	(74)	(37)	37	100%
Gain on extinguishment of vendor payable	950	—	950	100%
Total interest (expense), interest income and other income (expense), net	$751	$(242)	$(993)	(410)%

Interest expense relates primarily to our revolving line of credit facilities and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the six months ended June 28, 2026 as compared to the same period in the prior year decreased approximately $80 thousand. We did not utilize a revolving loan facility in the first quarter of 2026. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, increased approximately $37 thousand. Additionally, the Company recognized a $1.0 million gain upon the extinguishment of a vendor payable.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the six months ended June 28, 2026, compared to the six months ended June 29, 2025 (in thousands, except percentage data):

	Six Months Ended		Change
	June 28,	June 29,
	2026	2025	Amount	Percentage
(Benefit from) provision for income taxes	$—	$6	$(6)	(100)%

The Company recorded a net income tax expense of approximately $0 thousand for the six months ended June 28, 2026 and a net income tax expense of $6 thousand for the six months ended June 29, 2025. The effective tax rate as of the second quarter ended June 28, 2026 was (0.01)% as compared to (0.13)% for the same period in the prior year.

Discontinued Operations

Results of Operations

The following table sets forth the percentage of revenue from discontinued operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	—%	—%	—%	100%
Cost of revenue	—%	—%	—%	27%
Gross profit (loss)	—%	—%	—%	73%
Operating expenses:
Research and development	—%	—%	—%	164%
Selling, general and administrative	—%	—%	—%	118%
Restructuring costs	—%	—%	—%	791%
Income (loss) from discontinued operations before income taxes	—%	—%	—%	(1000)%

Balance Sheet Activities

Balance sheet amounts from continuing operations at June 28, 2026 compared to December 28, 2025 resulted from typical and usual activities in the normal course of business.

Total assets decreased by approximately $1.8 million, primarily due to a $1.5 million reduction in accounts receivable and contract assets due to the collection of outstanding receivables, a $0.6 million net decrease in equipment and internal-use software assets, a $0.4 million reduction in cash and cash equivalents due to greater payments than borrowings on the Company's revolving line of credit, a $0.2 million in amortization expense of our right-of-use assets, and a $0.1 million reduction in our inventory balances, partially offset by a $0.8 million increase in prepaid expenses and other current assets and a $0.1 million net increase in other assets.

Liabilities decreased by approximately $10.6 million due to greater payments than borrowings in the amount of $10.0 million on our revolving lines of credit, a $0.6 million decrease in accrued liabilities, and payments on notes payable and operating leases of $0.2 million and $0.1 million, respectively, partially offset by a $0.3 million increase in deferred revenues.

Equity increased $8.8 million due to a $11.9 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by a $3.1 million net loss for the six months ended June 28, 2026.

Liquidity and Capital Resources

We have financed our operations and capital investments through the sale of our common stock, financing arrangements, operating leases, and cash flows from operations. As of June 28, 2026, our principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $18.5 million, inclusive of a $5.0 million advance from our Revolving Credit Facility and $9.5 million in net proceeds from the sale of our common stock in the six months ended June 28, 2026.

On February 25, 2025, we entered into an At Market Issuance Sales Agreement with Needham & Company, LLC, as sales agent (the "Agent"). On August 14, 2025, the Company amended and restated its At Market Issuance Sales Agreement with the Agent (the "Sales Agreement") in connection with filing a New Registration Statement (as defined below). Pursuant to the Sales Agreement, we may offer and sell, from time to time, through the Agent, shares of our common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000.

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

During the six months ended June 28, 2026, we sold 903 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $9.5 million. Issuance costs related to the Amended ATM Offering were $297 thousand. In the six months ended June 29, 2025, we sold 678 thousand shares under the prior ATM offering, resulting in net cash proceeds of approximately $4.1 million. Issuance costs related to the prior ATM offering were $157 thousand.

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

We currently use our cash to fund our working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with $9.5 million in net cash proceeds from the Amended ATM Offering and sales thereby, our revenues from operations, and the available financial resources from our Revolving Credit Facility will be sufficient to fund our operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Over the longer term, we anticipate that sales generated from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Credit Facility with Sunflower Bank, and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. However, we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. The inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of June 28, 2026, most of our cash and cash equivalents were invested in a money market account at Sunflower Bank. As of June 28, 2026, our interest-bearing debt consisted of $2.6 million outstanding under notes payable. See Note 8 - Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of June 28, 2026 and December 28, 2025. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	June 28,	June 29,
	2026	2025
Net cash provided by (used in) operating activities	$2,190	$(1,498)
Net cash provided by (used in) investing activities	(1,435)	(3,001)
Net cash provided by (used in) financing activities	(1,122)	1,817

Net cash provided by (used in) operating activities

For the six months ended June 28, 2026, net cash provided by operating activities was $2.2 million, which was primarily due to net non-cash charges of $4.4 million, which included $3.1 million in depreciation and amortization expenses, $1.6 million of stock-based compensation, $0.3 million in inventory write-downs, $0.2 million in ROU asset amortization expenses, and $0.1 million in credit loss expense, partially offset by a net loss of $3.1 million and a non-cash gain on the extinguishment of a vendor payable of $1.0 million. Cash inflow from changes in operating assets and liabilities was approximately $0.9 million and was primarily due to decreases in accounts receivable and contract assets and increases in trade payables and deferred revenues, partially offset by increases in inventories and other assets and decreases in accrued liabilities and lease liabilities.

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

Net cash provided by (used in) investing activities

For the six months ended June 28, 2026 and June 29, 2025 cash used in investing activities was $1.4 million and $3.0 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the drawdowns and repayments of our line of credit. For six months ended June 28, 2026, repayments were greater than drawdowns by $10.0 million. For six months ended June 29, 2025, repayments were greater than drawdowns by $3.0 million.

For the six months ended June 28, 2026, cash used in financing activities was $1.1 million, which was primarily due to greater repayments of $10.0 million on our line of credit and $1.4 million in payments related to financing arrangements, partially offset by net proceeds of $10.3 million from sale of our common stock.

For the six months ended June 29, 2025, cash provided by financing activities was $1.8 million and was primarily due to greater repayments of $3.0 million on our line of credit and $1.1 million in payments related to financing arrangements, partially offset by net proceeds of $5.9 million from sale of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 28, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 28, 2025, filed with the SEC on March 27, 2026, and under the heading "Risk Factors" included in our Form 10-Q for the quarter ended March 29, 2026, filed with the SEC on May 13, 2026, a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our 2025 Annual Report on Form 10-K for the year ended December 28, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations, or the market price of our Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the three months ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

Michael Farese, Chairman of the Board, adopted a Rule 10b5-1 trading arrangement on May 18, 2026. Under this arrangement, approximately 22,000 shares of our common stock may be sold, subject to certain conditions, before the plan expires on May 18, 2028.

Gary Tauss, Director, adopted a Rule 10b5-1 trading arrangement on June 1, 2026. Under this arrangement, approximately 10,000 shares of our common stock may be sold, subject to certain conditions, before the plan expires on June 1, 2028.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended June 28, 2026, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	August 12, 2026	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance