Form 10-Q
period 2026-09-27
QUICKLOGIC Corp
filed 2026-11-12
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2026

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

(Address of principal executive offices including zip code)

(408) 990-4000

(Registrant's telephone number, including area code)

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

As of November 9, 2026, there were 18,782,235 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

September 27, 2026

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 27,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$19,199	$18,840
Accounts receivable, net	1,030	2,809
Contract assets	335	217
Inventories, net	938	956
Prepaid expenses and other current assets	2,308	1,399
Assets of business held for disposal, net	—	2
Total current assets	23,810	24,223
Property and equipment, net	16,197	18,233
Capitalized internal-use software, net	1,429	1,117
Right of use assets, net	226	464
Intangible assets, net	310	339
Inventories, net	—	187
Other assets	266	241
TOTAL ASSETS	$42,238	$44,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$5,000	$15,000
Trade payables	2,235	2,251
Accrued liabilities	1,732	1,779
Deferred revenue	786	64
Notes payable, current	1,466	1,870
Lease liabilities, current	218	321
Total current liabilities	11,437	21,285
Long-term liabilities:
Lease liabilities	—	126
Notes payable	823	926
Total liabilities	12,260	22,337
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 18,754 and 17,290 shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	19	17
Additional paid-in capital	359,447	346,662
Accumulated deficit	(329,488)	(324,212)
Total stockholders' equity	29,978	22,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,238	$44,804

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Revenue	$5,138	$2,029	$15,671	$10,041
Cost of revenue	3,217	2,501	9,501	7,682
Gross profit (loss)	1,921	(472)	6,170	2,359
Operating expenses:
Research and development	1,491	1,398	4,559	3,859
Selling, general and administrative	2,512	2,057	7,501	6,555
Impairment charges	—	—	—	300
Restructuring costs	34	—	61	75
Total operating expenses	4,037	3,455	12,121	10,789
Operating income (loss)	(2,116)	(3,927)	(5,951)	(8,430)
Interest expense	(39)	(87)	(164)	(292)
Interest income and other income (expense), net	(16)	9	(90)	(28)
Gain on extinguishment of vendor payable	—	—	950	—
Income (loss) from continuing operations before income taxes	(2,171)	(4,005)	(5,255)	(8,750)
(Benefit from) provision for income taxes	8	(1)	8	5
Net income (loss) from continuing operations	(2,179)	(4,004)	(5,263)	(8,755)
Net income (loss) from discontinued operations, net of taxes	(4)	(3)	(13)	(113)
Net income (loss)	$(2,183)	$(4,007)	$(5,276)	$(8,868)
Net income (loss) from continuing operations per share:
Basic	$(0.12)	$(0.24)	$(0.29)	$(0.55)
Diluted	$(0.12)	$(0.24)	$(0.29)	$(0.55)
Net income (loss) per share:
Basic	$(0.12)	$(0.24)	$(0.29)	$(0.56)
Diluted	$(0.12)	$(0.24)	$(0.29)	$(0.56)
Weighted average shares outstanding:
Basic	18,419	16,516	17,999	15,957
Diluted	18,419	16,516	17,999	15,957

Note: Net income (loss) equals total comprehensive income (loss) for all periods presented. Additionally, the Company notes that income taxes related to discontinued operations were immaterial in nature for the periods presented and as such, only net income (loss) from discontinued operations was reported in the unaudited condensed consolidated statements of operations.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income (loss)	$(5,276)	$(8,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,709	3,943
ROU asset amortization	238	218
Stock-based compensation	2,514	2,575
Gain on extinguishment of vendor payable	(950)	—
Impairment on investment in non-affiliate	—	300
Write-down of inventories	396	140
Provision for credit losses	123	—
Other	7	6
Changes in operating assets and liabilities:
Accounts receivable	1,656	396
Contract assets	(118)	1,286
Inventories	(264)	(69)
Other assets	(948)	21
Trade payables	938	(376)
Accrued liabilities	(52)	(665)
Deferred revenue	722	(72)
Lease liabilities	(229)	(202)
Net cash provided by (used in) operating activities	3,466	(1,367)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(1,229)	(4,088)
Capitalized internal-use software	(467)	(444)
Net cash provided by (used in) investing activities	(1,696)	(4,532)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(1,677)	(1,764)
Proceeds from line of credit	10,000	45,000
Repayment of line of credit	(20,000)	(48,000)
Proceeds from issuance of common stock under stock plans	717	210
Proceeds from issuance of common stock to investors	9,801	6,073
Stock issuance costs	(256)	(154)
Taxes paid related to net settlement of equity awards	2	—
Net cash provided by (used in) financing activities	(1,413)	1,365
Net increase (decrease) in cash and cash equivalents	357	(4,534)
Cash and cash equivalents at beginning of period	18,842	21,880
Cash and cash equivalents at end of period	$19,199	$17,346

Supplemental disclosures:
Interest paid	$191	$288
Income taxes paid	$25	$25

Non-cash financing and investing items from continuing operations
Purchases of assets with financing arrangements	$1,163	$396
Stock-based compensation capitalized as internal-use software	$50	$41
Purchases of property and equipment in accounts payable and accrued liabilities	$6	$5

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 28, 2025	17,290	$17	$346,662	$(324,212)	$22,467
Issuance of common stock under ATM stock offering, net of stock issuance costs	403	1	3,120	—	3,121
Common stock issued under stock plans	31	—	—	—	—
Stock-based compensation	—	—	873	—	873
Net income (loss)	—	—	—	(2,206)	(2,206)
Balance at March 29, 2026	17,724	$18	$350,655	$(326,418)	$24,255
Issuance of common stock under ATM stock offering, net of stock issuance costs	500	—	6,385	—	6,385
Common stock issued under stock plans	92	—	717	—	717
Stock-based compensation	—	—	771	—	771
Net income (loss)	—	—	—	(887)	(887)
Balance at June 28, 2026	18,316	$18	$358,528	$(327,305)	$31,241
Common stock issued under stock plans	438	1	—	—	1
Stock-based compensation	—	—	919	—	919
Net income (loss)	—	—	—	(2,183)	(2,183)
Balance at September 27, 2026	18,754	$19	$359,447	$(329,488)	$29,978

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2024	15,336	$15	$334,268	$(309,396)	$24,887
Issuance of common stock under ATM stock offering, net of stock issuance costs	182	—	1,199	—	1,199
Issuance of common stock from private placement, net of stock issuance costs	256	1	1,499	—	1,500
Common stock issued under stock plans	50	—	—	—	—
Stock-based compensation	—	—	922	—	922
Net income (loss)	—	—	—	(2,191)	(2,191)
Balance at March 30, 2025	15,824	$16	$337,888	$(311,587)	$26,317
Issuance of common stock under ATM stock offering, net of stock issuance costs	496	—	2,948	—	2,948
Common stock issued under stock plans	58	—	210	—	210
Stock-based compensation	—	—	852	—	852
Net income (loss)	—	—	—	(2,670)	(2,670)
Balance at June 29, 2025	16,378	$16	$341,898	$(314,257)	$27,657
Issuance of common stock under ATM stock offering, net of stock issuance costs	35	—	239	—	239
Common stock issued under stock plans	355	1	—	—	1
Stock-based compensation	—	—	840	—	840
Net income (loss)	—	—	—	(4,007)	(4,007)
Balance at September 28, 2025	16,768	$17	$342,977	$(318,264)	$24,730

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

The Company licenses its eFPGA IP to semiconductor companies for integration into application-specific integrated circuits ("ASICs") and system-on-chip ("SoC") devices and develops and sells programmable logic semiconductor devices, including discrete eFPGAs. These technologies enable customers to incorporate configurable hardware functionality into custom semiconductor devices and electronic systems.

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 28, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026. Operating results for the three and nine months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. The first three fiscal quarters each consist of 13 weeks, while the fourth quarter ends on the fiscal year-end date. QuickLogic's third fiscal quarter for 2026 and 2025 ended on September 27, 2026 and September 28, 2025, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, and cash flows from operations. As of September 27, 2026, the Company's principal sources of liquidity consisted of cash and cash equivalents of $19.2 million, inclusive of a $5.0 million advance from its Revolving Credit Facility and $9.5 million in net proceeds from the Company's sale of common stock during the nine months ended September 27, 2026.

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

The Company was in compliance with the Revolving Credit Facility loan covenants as of September 27, 2026. As of September 27, 2026, the Company had $5.0 million outstanding on the Revolving Credit Facility with an interest rate of 7.50%.

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

During the nine months ended September 27, 2026, the Company sold 903 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $9.5 million. See Note 10 for additional information.

The Company currently uses its cash to fund its working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, its cash flows from operations, and available financial resources from its Revolving Credit Facility will be sufficient to fund its operations and capital expenditures and provide adequate working capital for at least the next twelve months.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products, including solutions based on the Company's ArcticLink® and PolarPro® platforms, RadPro™, ArcticPro™, EOS S3 SoC, Eclipse II products, and eFPGA IP license and professional services; the timing, milestones, and payments related to the Company's government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Credit Facility, and its ability to raise additional capital will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital, if needed, could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and the applicable rules and regulations of the SEC, and include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other income (expense), net in the unaudited condensed consolidated statements of operations, and were insignificant for all periods presented.

Uses of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of commitments and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

The methods, estimates, and judgments the Company uses in applying its critical accounting policies have a significant impact on the results it reports in its consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the Company's financial condition and results of operations and requires it to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, the Asia Pacific region, and Europe. The Company performs ongoing credit evaluations of its customers and does not require collateral. See Note 13, Information Concerning Segments, Product Lines, Geographic Information, Accounts Receivable, and Revenue Concentration, for information regarding concentrations associated with accounts receivable.

In connection with its Revolving Credit Facility, as of September 27, 2026, the Company maintains a substantial amount of cash deposits with Sunflower Bank. The concentration of cash with one financial institution poses certain risks. For instance, adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely impact the stability of Sunflower Bank, leading to additional financial risks for the Company.

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

Note 2 — Significant Accounting Policies

During the nine months ended September 27, 2026, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 28, 2025. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC on March 27, 2026.

Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to current period presentation. Further, certain prior period disclosures in the footnotes to the unaudited condensed consolidated financial statements have been modified to conform with current period presentation.

During the nine months ended September 28, 2025, the Company determined there were observable indicators of impairment for its non-marketable equity investment. As such, the Company realized a full impairment of its non-marketable equity investment in the amount of $0.3 million during the nine months ended September 28, 2025.

For its accounts receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of  September 27, 2026 and December 28, 2025, the allowance for credit losses was $0.1 million and $0, respectively. The Company recognized $0 and $0.1 million in credit loss expense for the three and nine months ended September 27, 2026. The Company did not record any credit loss expense for the three and nine months ended September 28, 2025.

During the three and nine months ended September 27, 2026, the Company recognized $0.04 million and $0.2 million, respectively, in matching contribution expenses as a part of the employer match program for its 401(k) post-retirement benefit plan. During the three and nine months ended September 28, 2025, the Company recognized $0.04 million and $0.1 million, respectively, in matching contribution expenses.

Recent Accounting Standards Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to make improvements to the Codification arising from technical corrections, unintended application of the Codification, and clarifications. For all entities, the amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2025-12 is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2025-11 is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. For all entities, the amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2025-06 is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. For public entities, the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2024-03 is not expected to have a significant impact on the Company's consolidated financial statements.

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

Preliminary discussions commenced with potential strategic partners regarding the possible sale of SensiML or its assets. As of January 7, 2025, the Company began accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations, and accordingly, depreciation and amortization of assets held by SensiML was discontinued.

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

As of September 27, 2026, there have not been any new material developments regarding the disposal of SensiML.

The following table provides details relating to major classes of assets and liabilities for discontinued operations classified as held for disposal as of September 27, 2026, and December 28, 2025 (in thousands):

	September 27,	December 28,
	2026	2025
ASSETS
Current assets:
Cash	$—	$2
TOTAL ASSETS	$—	$2

The following table provides details relating to major line items constituting income (loss) for discontinued operations classified as held for disposal for the three and nine months ended September 27, 2026 and September 28, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$11
Cost of revenue	—	—	—	3
Gross profit (loss)	—	—	—	8
Operating expenses:
Research and development	5	3	13	21
Selling, general and administrative	—	—	—	13
Restructuring costs	—	—	—	87
Income (loss) from discontinued operations before income taxes	(5)	(3)	(13)	(113)
(Benefit from) provision for income taxes	(1)	—	—	—
Net income (loss) from discontinued operations	$(4)	$(3)	$(13)	$(113)
Net income (loss) from discontinued operations per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic	18,419	16,516	17,999	15,957
Diluted	18,419	16,516	17,999	15,957

For the three and nine months ended September 27, 2026, the Company incurred $34 thousand and $61 thousand, respectively, in costs in connection with the disposal of SensiML. For the three and nine months ended September 28, 2025, the Company incurred $0 thousand and $162 thousand, respectively. These costs are primarily comprised of one-time termination benefits and related marketing and selling efforts and are split between the 'Restructuring Costs' line item in the Company's unaudited condensed consolidated statement of operations and in the table above. The Company does not expect total costs to be incurred in connection with the disposal of SensiML to differ materially from those already recognized.

The following is a breakdown of revenue from discontinued operations by product family (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
New products	$—	$—	$—	$11
Total revenue	$—	$—	$—	$11

Revenue streams from SensiML included software as a service subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services.

The table below presents disaggregated revenues for discontinued operations by geographical location (in thousands). Revenue attributed to geographic location is based on the destination of the product or service. All revenues from discontinued operations in North America were in the United States.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Asia Pacific	$—	$—	$—	$4
North America	—	—	—	6
Europe	—	—	—	1
Total revenue	$—	$—	$—	$11

The following customers accounted for 10% or more of the Company's revenue from discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Customer "L"	*	*	*	50%
Customer "O"	*	*	*	34%

The following table provides the expenses from discontinued operations related to operating leases for the three and nine months ended September 27, 2026 and September 28, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease costs from discontinued operations:
Fixed	$—	$—	$—	$4
Total	$—	$-	$—	$4

Stock-based compensation expense from discontinued operations for the three and nine months ended September 27, 2026 and September 28, 2025 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Research and development	$—	$—	$—	$(32)
Total	$—	$—	$—	$(32)

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at  no cost,  one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs from discontinued operations was approximately $0 for the  three and nine months ended September 27, 2026 and  $0 and ( $32 thousand) for the  three and nine months ended September 28, 2025, respectively.

The following table provides cash flows from discontinued operations (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2026	2025
Net cash provided by (used in) operating activities from discontinued operations	$(13)	$(200)
Net cash provided by (used in) investing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities from discontinued operations	11	182

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

For the three and nine months ended September 27, 2026, 397 thousand shares of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. For the three and nine months ended September 28, 2025, 846 thousand shares of common stock were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during the periods presented.

Note 5 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of September 27, 2026, and December 28, 2025 (in thousands):

	September 27,	December 28,
	2026	2025
Inventories, net - current:
Work-in-process	$900	$868
Finished goods	38	88
	938	956
Inventories, net - non-current:
Work-in-process	—	84
Finished goods	—	103
	—	187
	$938	$1,143
Prepaid expenses and other current assets:
Prepaid taxes	$247	$171
Deferred charges	271	348
Deferred cost of sales	1,376	217
Other prepaid expenses	220	470
Other	194	193
	$2,308	$1,399
Property and equipment, net:
Equipment	$11,352	$11,004
Software tools	3,783	3,661
Tooling	19,254	18,428
Software	1,727	1,776
Furniture and fixtures	54	54
Leasehold improvements	647	647
	36,817	35,570
Less: Accumulated depreciation and amortization	(20,620)	(17,337)
	$16,197	$18,233
Capitalized internal-use software, net:
Capitalized internal-use software	$1,891	$1,374
Less: Accumulated amortization	(462)	(257)
	$1,429	$1,117
Accrued liabilities:
Accrued compensation	$923	$1,459
Accrued employee benefits	205	79
Accrued payroll tax	353	35
Other	251	206
	$1,732	$1,779

The majority of the Company's deferred charges balances as of  September 27, 2026 and  December 28, 2025 relate primarily to the Company's software tools and related subscriptions. The Company amortizes its deferred charges over their estimated useful lives using the straight-line method.

As of  September 27, 2026 and December 28, 2025, work-in-process inventories, net consist primarily of approximately $0.1 million of die wafers and approximately $0.8 million of tested, unmarked devices held for sale, which are completed upon customer orders, and open work orders.

The Company capitalized $0.0 million and $0.8 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the three and nine months ended September 27, 2026, respectively. $0.0 million and $4.1 million in pre-production design and development costs were capitalized as tooling to be utilized under its long-term professional services contracts for the three and nine months ended September 28, 2025, respectively.

The Company recorded depreciation and amortization expense of $1.6 million and $4.7 million for the three and nine months ended September 27, 2026, respectively, and $1.4 million and $3.9 million for the three and nine months ended September 28, 2025, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $0.1 million and $0.2 million of amortization expense related to capitalized internal-use software for the three and nine months ended September 27, 2026, respectively and $46 thousand and $0.1 million for the three and nine months ended September 28, 2025, respectively.

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

Note 7 — Intangible Assets

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of September 27, 2026 ($ in thousands):

	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	7.25	$418	$(108)	$310
Total intangible assets related to patents		$418	$(108)	$310

The following table provides the details of the carrying value of intangible assets capitalized related to the Company's successful defense of its patents in a lawsuit as of  December 28, 2025 ($ in thousands):

	Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	8.00	$418	$(78)	$339
Total intangible assets related to patents		$418	$(78)	$339

The following table provides the details of future annual amortization of intangible assets related to patents, based upon the current useful lives at  September 27, 2026 (in thousands):

Amount
Annual Fiscal Years
2026 (remaining period)	$10
2027	39
2028	39
2029	39
2030	39
Thereafter	144
Total	$310

Note 8 — Debt Obligations

Revolving Line of Credit

In the second quarter of 2026, the Company entered into (i) the Credit Agreement with Sunflower Bank and (ii) the Note, providing for the Revolving Credit Facility. The Revolving Credit Facility, which provides a $10.0 million secured revolving credit facility, matures on April 24, 2029 and accrues interest at a rate equal to the greater of (i) 5.50% and (ii) Prime Rate plus 0.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay an annual facility fee of $30 thousand.

Financial covenants of the Revolving Credit Facility require the Company to (i) maintain its Primary Operating Account and all other U.S.-based bank accounts with Sunflower Bank, (ii) maintain at all times a balance of unrestricted cash in an account held at Sunflower Bank (the "Pledged Account") not less than the principal amount of all cash advances under the Revolving Credit Facility, and (iii) maintain at all times, but subject to periodic reporting as of the last day of each quarter, not less than seven months of Remaining Months Liquidity ("RML"). For the purposes of the Revolving Credit Facility, RML means (i) unrestricted cash maintained at Lender (including cash in the Company's Pledged Account) minus the outstanding principal amount of the cash advances under the Revolving Credit Facility, divided by (ii) average trailing three (3) month EBITDA using the three months ending as of the most recent calendar quarter-end. For covenant purposes, EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, stock-based compensation expense, and lender-approved, non-recurring, non-cash, or extraordinary items. The Company was in compliance with the Revolving Credit Facility loan covenants as of September 27, 2026.

As of  September 27, 2026, the Company had $5.0 million of revolving debt outstanding with Sunflower Bank, with an interest rate of 7.50% per annum. Related interest expenses and annual facility fees recognized were $14 thousand and $22 thousand for the three and nine months ended September 27, 2026, respectively.

As of December 28, 2025, the Company had $15.0 million of revolving debt outstanding with Heritage Bank of Commerce, with an interest rate of 7.25% per annum. Related interest expenses and annual facility fees recognized were $0 thousand and $63 thousand for the three and nine months ended September 27, 2026, respectively. Related interest expenses and annual facility fees recognized were $60 thousand and $181 thousand for the three and nine months ended September 28, 2025, respectively.

The Company terminated its revolving line of credit with Heritage Bank of Commerce in May 2026.

Financing Arrangements

The Company has acquired certain assets consisting of tooling for performance under revenue contracts with customers, with smaller amounts related to information technology infrastructure components, that were financed through financing arrangements. The following table provides details for assets financed through financing arrangements as of September 27, 2026, and December 28, 2025 ($ in thousands):

	September 27,	December 28,
	2026	2025
Assets purchased through financing arrangements	$4,793	$5,229
Less: Accumulated depreciation and amortization	(2,513)	(2,315)
Assets purchased through financing arrangements, net	$2,280	$2,914

Corresponding notes payable for financing arrangements	$2,289	$2,796

Minimum remaining term for outstanding financing arrangements	0.10	0.01
Maximum remaining term for outstanding financing arrangements	2.21	2.59
Weighted average remaining term for outstanding financing arrangements	1.45	1.49

Minimum stated interest rate for outstanding financing arrangements	7.25%	8.00%
Maximum stated interest rate for outstanding financing arrangements	9.00%	9.89%
Weighted average stated interest rate for outstanding financing arrangements	7.74%	8.64%

The following table provides detail on payments related to financing arrangements for the three and nine months ended September 27, 2026 and September 28, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Payments related to financing arrangements	$292	$676	$1,677	$1,765

The following table provides the details of future payments for assets purchased through financing arrangements as of  September 27, 2026 (in thousands):

Financing Arrangements
2026 (remaining period)	$609
2027	1,369
2028	455
Total payments	2,433
Less: Interest	(144)
Present value of financing arrangements	$2,289

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

The following table provides the expenses related to operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease costs:
Fixed	$87	$87	$260	$261
Short term	6	5	17	14
Total	$93	$92	$277	$275

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from continuing operations used for operating leases	$253	$245

The following table provides the details of right-of-use assets and lease liabilities as of September 27, 2026 and December 28, 2025 (in thousands):

	September 27, 2026	December 28, 2025
Right-of-use assets:
Operating leases	$226	$464
Lease liabilities:
Operating leases	$218	$447

The following table provides the details of future lease payments for operating leases as of September 27, 2026 (in thousands):

Operating Leases
2026 (remaining period)	$96
2027	128
Total lease payments	224
Less: Interest	(6)
Present value of lease liabilities	$218

The following table provides the details of lease terms and discount rates as of September 27, 2026 and December 28, 2025:

	September 27, 2026	December 28, 2025
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	0.67	1.42
Weighted-average discount rates:
Operating leases	9.00%	9.00%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The lease term expires on June 14, 2027.

Note 10 — Capital Stock

 Issuances of Common Stock

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

During the nine months ended September 27, 2026, the Company sold 903 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $9.5 million. Issuance costs related to the Amended ATM Offering were $0 thousand and $297 thousand, respectively, for the three and nine months ended September 27, 2026. During the nine months ended September 28, 2025, the Company sold 713 thousand shares under the prior ATM offering, resulting in net cash proceeds of approximately $4.4 million. Issuance costs related to the prior ATM offering were $6 thousand and $163 thousand, respectively, for the three and nine months ended September 28, 2025.

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

Of the $0.3 million in stock issuance costs recognized on the Company's unaudited condensed consolidated statements of stockholders' equity for the nine months ended September 27, 2026, approximately $41 thousand were prepaid in Fiscal Year 2025 and amortized in Fiscal Year 2026. Of the $0.2 million in stock issuance costs recognized on the Company's unaudited condensed consolidated statements of stockholders' equity for the nine months ended September 28, 2025, approximately $6 thousand were prepaid in Fiscal Year 2024 and amortized in Fiscal Year 2025.

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

Note 11 — Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 27, 2026 and September 28, 2025 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of revenue	$184	$231	$498	$578
Research and development	134	96	481	443
Selling, general and administrative	584	501	1,535	1,586
Total	$902	$828	$2,514	$2,607

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software, net of $18 thousand and $50 thousand for the three and nine months ended September 27, 2026, respectively, and $13 thousand and $41 thousand for the three and nine months ended September 28, 2025, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the nine months ended September 27, 2026 (in thousands):

Shares Available for Grants
Balance at December 28, 2025	584
Shares received from other plans	6
PSUs/RSUs granted	(85)
PSUs/RSUs forfeited or expired	8
Balance at September 27, 2026	513

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the nine months ended September 27, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2025	48	$12.05
Exercised	(42)	$12.05
Forfeited or expired	(6)	$12.05
Balance outstanding, exercisable, and vested at September 27, 2026	—

Stock options to purchase 42 thousand shares were exercised during the nine months ended September 27, 2026. Stock options in the amount of 6 thousand shares were forfeited during the nine months ended September 27, 2026. No stock options were granted, exercised, or forfeited during the nine months ended September 28, 2025.

There was no stock-based compensation expense related to stock options during the nine months ended September 27, 2026 and September 28, 2025.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $0.9 million and $2.4 million for the three and nine months ended September 27, 2026, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 28, 2025, respectively.

As of  September 27, 2026 and September 28, 2025, there was approximately $1.7 million and $3.6 million, respectively, in unrecognized stock-based compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of September 27, 2026 is expected to be recorded over a weighted average period of 1.04 years.

A summary of activity for the Company's RSUs and PRSUs for the nine months ended September 27, 2026 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 28, 2025	746	$5.67
Granted	85	11.57
Vested and released	(476)	6.04
Forfeited	(8)	5.97
Nonvested at September 27, 2026	347	$6.62

Employee Stock Purchase Plan

Total stock-based compensation in continuing operations related to the Company's Employee Stock Purchase Plan was approximately $49 thousand and $144 thousand for the three and nine months ended September 27, 2026, respectively, and $51 thousand and $111 thousand for the three and nine months ended September 28, 2025, respectively.

Note 12 — Income Taxes

The Company notes that Note 12 - Income Taxes, is presented at the consolidated level, inclusive of continuing and discontinued operations, due to income taxes related to discontinued operations being immaterial in nature for the periods presented.

The Company recorded a net income tax expense (benefit) on the unaudited condensed consolidated statement of operations of $7 thousand and $8 thousand for the three and nine months ended September 27, 2026, respectively, and ($1 thousand) and $5 thousand for the three and nine months ended September 28, 2025, respectively. The difference between the estimated annual effective tax rate for fiscal year 2026 of (0.28%) from the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of September 27, 2026. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of September 27, 2026.

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

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
New products	$4,045	$953	$12,995	$7,618
Mature products	1,093	1,076	2,676	2,423
Total revenue	$5,138	$2,029	$15,671	$10,041

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

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Hardware products	$148	$280	$485	$729
eFPGA IP and professional services	3,897	673	12,510	6,889
New products revenue	$4,045	$953	$12,995	$7,618

eFPGA IP and professional services revenue was $3.9 million and $12.5 million for the three and nine months ended September 27, 2026, respectively, and $0.7 million and $6.9 million for the three and nine months ended September 28, 2025, respectively, which was primarily professional services revenue.

Contract assets were $0.3 million and $0.2 million as of September 27, 2026 and December 28, 2025, respectively. Contract liabilities were $0.8 million and $0.1 million as of September 27, 2026 and December 28, 2025, respectively. In the nine months ended September 27, 2026, the deferred revenues outstanding as of  December 28, 2025 were fully recognized by the Company as revenue. Of the $0.8 million in deferred revenues as of September 27, 2026, the Company expects to recognize these revenues using the input time-based method through the end of Q3'27. Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $2.3 million by the end of Q3'27 through the input time-based method. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $4.3 million, or 85% of total revenue and $13.6 million, or 87% of total revenue for the three and nine months ended September 27, 2026, respectively, and $1.0 million, or 50% of total revenue and $7.8 million, or 78% of total revenue for the three and nine months ended September 28, 2025, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Asia Pacific	$451	$956	$1,386	$1,948
North America	4,386	1,037	13,703	7,878
Europe	301	36	582	215
Total revenue	$5,138	$2,029	$15,671	$10,041

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Distributor "A"	11%	22%	*	15%
Distributor "C"	*	12%	*	*
Distributor "E"	*	13%	*	*
Customer "A"	69%	*	68%	53%
Customer "B"	*	18%	*	11%
Customer "P"	*	13%	*	*
Customer "Q"	*	25%	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable and contract assets as of the dates presented:

	September 27,	December 28,
	2026	2025
Distributor "A"	17%	*
Distributor "C"	23%	12%
Customer "A"	*	43%
Customer "C"	17%	*
Customer "E"	23%	*
Customer "F"	10%	*
Customer "Q"	*	13%

Note 14 — Commitments and Contingencies

Commitments

The Company's principal contractual commitments include purchase obligations, re-payments of drawdowns from the revolving line of credit, and payments under operating leases and financing arrangements. Purchase obligations are largely comprised of open purchase order commitments to suppliers and to subcontractors under professional services agreements. The Company's risk associated with the purchase obligations under professional services agreements is limited to the termination liability provisions within those contracts, and as such, it does not believe they represent a material liquidity risk to the Company.

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of the forecasted wafer volume. As of September 27, 2026, the Company had $33 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. The Company had $0.8 million of unrecorded purchase obligations due within the next twelve months as of September 27, 2026.

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

Our current product offerings include our eFPGA IP licensing business and associated professional services, which consist of development and integration of eFPGA technology into customer semiconductor devices, as well as a range of FPGA silicon products, including RadPro™, EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro®, and Eclipse II products. Our mature products include FPGA families such as PASIC®3 and QuickRAM®, as well as programming hardware and design software tools that support the development and deployment of programmable logic designs. We currently have a total of four patent applications pending.

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

Our eFPGA IP is currently developed across a range of semiconductor manufacturing process technologies, including Intel 18A / Intel 18A-P and process nodes such as 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, 250nm, and 350nm with a roadmap targeting additional advanced semiconductor nodes. Our licensable IP is generated using our automated IP generator tool, Australis™, which enables the creation of customized eFPGA IP architectures that can be integrated into customer ASIC and SoC designs. This automated architecture generation capability allows customers to incorporate programmable logic into custom semiconductor devices with limited ongoing development involvement from QuickLogic, enabling a scalable IP licensing model.

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

GlobalFoundries manufactures several of our programmable silicon platforms, including RadPro™, EOS S3™, EOS S3 LV™, and EOS S3AI™ devices using a 40-nanometer complementary metal oxide semiconductor ("CMOS") process, and PolarPro® 3E, ArcticLink® III VX and BX products using a 65-nanometer CMOS process. We also have recently used GlobalFoundries 12nm process for a new FPGA device test chip. TSMC manufactures certain of our mature FPGA products, including PASIC® 3 and QuickRAM® devices, using 0.35-micron CMOS process, and Eclipse® devices using a 0.25-micron CMOS process. We purchase wafers from these suppliers primarily on a purchase order basis.

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

In the first quarter of 2025, we announced our Board of Directors was actively exploring options for the sale of our wholly-owned subsidiary, SensiML. This decision was influenced by recent events, including eFPGA IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA IP contracts, performance improvements of our eFPGA IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of QuickLogic's eFPGA IP and ruggedized FPGA business, we will focus all of our resources on leveraging and growing the cornerstones of our core business model.

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

During the third quarter of 2026, we generated total revenue from continuing operations of $5.1 million, a decrease of 6% compared to the prior quarter, and an increase of 153% compared to the same quarter last year. Our new product revenue from continuing operations in the third quarter was $4.0 million, a decrease of 13% from the prior quarter and an increase of 324% from the third quarter of 2025. Our mature product revenue from continuing operations was $1.1 million in the third quarter of 2026, an increase of 33% compared to the prior quarter, and an increase of 2% compared to the third quarter of 2025. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services. Overall, we reported a net loss from continuing operations of $2.2 million for the third quarter of 2026, as compared to a net loss from continuing operations of $0.9 million in the prior quarter and a net loss from continuing operations of $4.0 million for the third quarter of 2025.

We reported a net loss from discontinued operations of $4 thousand for the third quarter of 2026, as compared to a net loss from discontinued operations of $5 thousand in the prior quarter and a net loss from discontinued operations of $3 thousand for the third quarter of 2025.

As of September 27, 2026, we had one operating lease with a remaining lease term of 0.67 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the Company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our consolidated financial statements. During the nine months ended September 27, 2026, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, which was filed with the SEC on March 27, 2026.

Continuing Operations

Results of Operations

The following table sets forth the percentage of revenue from continuing operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue	100%	100%	100%	100%
Cost of revenue	63%	123%	61%	77%
Gross profit (loss)	37%	(23)%	39%	23%
Operating expenses:
Research and development	29%	69%	29%	38%
Selling, general and administrative	49%	101%	48%	65%
Impairment charges	—%	—%	—%	3%
Restructuring costs	—%	—%	—%	1%
Income (loss) from continuing operations	(41)%	(193)%	(38)%	(84)%

Interest expense	(1)%	(4)%	(1)%	(3)%
Interest income and other income (expense), net	—%	—%	(1)%	—%
Gain on extinguishment of vendor payable	—%	—%	6%	—%
Income (loss) from continuing operations before income taxes	(42)%	(197)%	(34)%	(87)%
(Benefit from) provision for income taxes	—%	—%	—%	—%
Net income (loss) from continuing operations	(42)%	(197)%	(34)%	(87)%

Three Months Ended September 27, 2026 Compared to Three Months Ended September 28, 2025

Revenue

The table below sets forth the changes in revenue from continuing operations for the three months ended September 27, 2026 compared with the three months ended September 28, 2025 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$4,045	79%	$953	47%	$3,092	324%
Mature products	1,093	21%	1,076	53%	17	2%
Total revenue	$5,138	100%	$2,029	100%	$3,109	153%

Note: For all periods presented, new products consist of hardware products manufactured on 180 nanometer or smaller semiconductor processes and eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

Total revenue for the third quarter of 2026 compared with the third quarter of 2025 increased $3.1 million. The increase primarily resulted from increases in eFPGA IP and professional services revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the three months ended September 27, 2026 compared with the three months ended September 28, 2025 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$148	3%	$280	14%	$(132)	(47)%
eFPGA IP and professional services	3,897	76%	673	33%	3,224	479%
Total new product revenue	$4,045	79%	$953	47%	$3,092	324%

eFPGA IP revenue for the three months ended September 27, 2026 and September 28, 2025 was $3.9 million and $0.7 million, respectively, which was primarily professional services revenue. This increase was driven primarily by the current tranche of the Strategic Radiation Hardened FPGA Technology US Government contract, as well as additional eFPGA IP contracts.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the three months ended September 27, 2026 compared with the three months ended September 28, 2025 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$5,138	100%	$2,029	100%	$3,109	153%
Cost of revenue	3,217	63%	2,501	123%	716	29%
Gross profit (loss)	$1,921	37%	$(472)	(23)%	$2,393	NM

NM - Not Meaningful

In the third quarter of 2026, gross profit increased $2.4 million, compared with the same quarter in the prior year. The net increase in gross profit reflects a 153% increase in revenue, partially offset by a 29% increase in cost of revenue. Revenue increased from the same quarter in the prior year due to increased eFPGA IP and professional services revenues. The net increase in cost of revenues was primarily due to increases in professional services labor, consulting services, and increased depreciation.

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

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the three months ended September 27, 2026 compared with the three months ended September 28, 2025 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,491	29%	$1,398	69%	$93	7%
SG&A expense	2,512	49%	2,057	101%	455	22%
Restructuring costs	34	—%	—	—%	34	100%
Total operating expenses	$4,037	78%	$3,455	170%	$582	17%

Research and Development

Our R&D expenses consist primarily of personnel, overhead, and other costs associated with SoC and software development, programmable logic design, and eFPGA development. R&D expenses for the third quarter of 2026 as compared with the same quarter in 2025 increased $0.1 million, or 7%, primarily due to higher personnel costs and licensed IP depreciation, partially offset by increased engineering costs allocated to cost of revenue.

Selling, General and Administrative

Our selling, general and administrative ("SG&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.5 million increase in SG&A expenses in the third quarter of 2026, as compared with the third quarter of 2025, was attributable primarily to increased compensation costs.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the three months ended September 27, 2026 compared to the three months ended September 28, 2025 (in thousands, except percentage data):

	Three Months Ended		Change
	September 27,	September 28,
	2026	2025	Amount	Percentage
Interest expense	$(39)	$(87)	$(48)	(55)%
Interest income and other income (expense), net	(16)	9	(25)	NM
Total interest (expense), interest income and other income (expense), net	$(55)	$(78)	$(23)	(29)%

NM - Not Meaningful

Interest expense relates primarily to our revolving line of credit facilities and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the third quarter of this year as compared with the same period in the prior year decreased approximately $48 thousand. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, decreased approximately $25 thousand.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended September 27, 2026, compared with the three months ended September 28, 2025 (in thousands, except percentage data):

	Three Months Ended		Change
	September 27,	September 28,
	2026	2025	Amount	Percentage
(Benefit from) provision for income taxes	$8	$(1)	$(9)	NM

NM - Not Meaningful

The Company recorded an income tax provision of approximately $8 thousand for the three months ended September 27, 2026 and an income tax benefit of $1 thousand for the three months ended September 28, 2025. The income tax provision for the three months ended September 27, 2026 was attributable to income taxes incurred in foreign jurisdictions.

Nine Months Ended September 27, 2026 Compared to Nine Months Ended September 28, 2025

Revenue

The table below sets forth the changes in revenue from continuing operations in the nine months ended September 27, 2026 compared with the nine months ended September 28, 2025 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$12,995	83%	$7,618	76%	$5,377	71%
Mature products	2,676	17%	2,423	24%	253	10%
Total revenue	$15,671	100%	$10,041	100%	$5,630	56%

Note: For all periods presented, new products consist of hardware products manufactured on 180 nanometer or smaller semiconductor processes and eFPGA IP licenses, as well as professional services. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

Total revenue for the nine months ended September 27, 2026 compared with the nine months ended September 28, 2025 increased $5.6 million. The increase primarily resulted from increases in eFPGA IP and professional services revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the nine months ended September 27, 2026 compared with the nine months ended September 28, 2025 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$485	3%	$729	7%	$(244)	(33)%
eFPGA IP and professional services	12,510	80%	6,889	69%	5,621	82%
Total new product revenue	$12,995	83%	$7,618	76%	$5,377	71%

eFPGA IP revenue for the nine months ended September 27, 2026 and September 28, 2025 was $12.5 million and $6.9 million, respectively, which was primarily professional services revenue. This increase was driven primarily by the current tranche of the Strategic Radiation Hardened FPGA Technology US Government contract, as well as additional eFPGA IP contracts.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the nine months ended September 27, 2026 compared with the nine months ended September 28, 2025 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$15,671	100%	$10,041	100%	$5,630	56%
Cost of revenue	9,501	61%	7,682	77%	1,819	24%
Gross profit	$6,170	39%	$2,359	23%	$3,811	162%

For the nine months ended September 27, 2026, gross profit increased $3.8 million, or 162%, compared with the nine months ended September 28, 2025. The net increase in gross profit reflects a 56% increase in revenues, partially offset by a 24% increase in cost of revenue. Revenue increased from the same period in the prior year due to increased eFPGA IP and professional services revenues. The net increase in cost of revenues was primarily due to increases in consulting services, professional services labor, and increased depreciation, as well as additional inventory reserves.

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the nine months ended September 27, 2026 compared with the nine months ended September 28, 2025 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2026		September 28, 2025		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$4,559	29%	$3,859	38%	$700	18%
SG&A expense	7,501	48%	6,555	65%	946	14%
Impairment charges	—	—%	300	3%	(300)	(100)%
Restructuring costs	61	—%	75	1%	(14)	(19)%
Total operating expenses	$12,121	77%	$10,789	107%	$1,332	12%

Research and Development

Our R&D expenses consist primarily of personnel, overhead, and other costs associated with SoC and software development, programmable logic design, and eFPGA development. R&D expenses for the nine months ended September 27, 2026 as compared with the nine months ended September 28, 2025 increased $0.7 million, primarily due to increases in compensation and employee-related expenditures and amortization and depreciation expense.

Selling, General and Administrative

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.9 million increase in SG&A expenses for the nine months ended September 27, 2026, as compared with the nine months ended September 28, 2025, was attributable primarily to increased compensation and legal costs and credit loss expense.

Impairment Charges

The $0.3 million in impairment charges for the nine months ended September 28, 2025 was attributable to the impairment of a non-marketable equity investment.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the nine months ended September 27, 2026 compared with the nine months ended September 28, 2025 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 27,	September 28,
	2026	2025	Amount	Percentage
Interest expense	$(164)	$(292)	$(128)	(44)%
Interest income and other expense, net	(90)	(28)	62	221%
Gain on extinguishment of vendor payable	950	—	950	100%
Total interest (expense), interest income and other income (expense), net	$696	$(320)	$(1,016)	NM

NM - Not Meaningful

Interest expense relates primarily to our revolving line of credit facilities and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the nine months ended September 27, 2026 as compared with the same period in the prior year decreased approximately $128 thousand. We did not utilize our revolving loan facilities in the first quarter of 2026. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, increased approximately $62 thousand. Additionally, the Company recognized a $950 thousand gain upon the extinguishment of a vendor payable during the nine months ended September 27, 2026.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes for the nine months ended September 27, 2026, compared with the nine months ended September 28, 2025 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 27,	September 28,
	2026	2025	Amount	Percentage
(Benefit from) provision for income taxes	$8	$5	$3	60%

The Company recorded an income tax provision of approximately $8 thousand for the nine months ended September 27, 2026 and an income tax provision of $5 thousand for the nine months ended September 28, 2025. The effective tax rate for the nine months ended September 27, 2026 was (0.15)% as compared with (0.06)% for the comparable period in the prior year.

Discontinued Operations

Results of Operations

The following table sets forth the percentage of revenue from discontinued operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue	—%	—%	—%	100%
Cost of revenue	—%	—%	—%	27%
Gross profit (loss)	—%	—%	—%	73%
Operating expenses:
Research and development	—%	—%	—%	191%
Selling, general and administrative	—%	—%	—%	118%
Restructuring costs	—%	—%	—%	791%
Income (loss) from discontinued operations before income taxes	—%	—%	—%	(1027)%

Balance Sheet Activities

Balance sheet amounts from continuing operations at September 27, 2026 compared with December 28, 2025 resulted from typical and usual activities in the normal course of business.

Total assets decreased by approximately $2.6 million, primarily due to a $1.7 million reduction in accounts receivable and contract assets due to the collection of outstanding receivables, a $1.7 million net decrease in equipment and internal-use software assets, primarily due to depreciation and amortization expense, $0.2 million in amortization expense of our right-of-use assets, and a $0.2 million reduction in our inventory balances, partially offset by a $0.9 million increase in prepaid expenses and other current assets and a $0.4 million increase in cash and cash equivalents.

Total liabilities decreased by approximately $10.1 million due to greater payments than borrowings in the amount of $10.0 million on our credit facilities and net payments on notes payable and operating leases of $0.5 million and $0.2 million, respectively, partially offset by a $0.7 million increase in deferred revenues.

Equity increased $7.5 million due to a $12.8 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by the $5.3 million net loss for the nine months ended September 27, 2026.

Liquidity and Capital Resources

We have financed our operations and capital investments through the sale of our common stock, financing arrangements, operating leases, and cash flows from operations. As of September 27, 2026, our principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $19.2 million, inclusive of a $5.0 million borrowing from our Revolving Credit Facility and $9.5 million in net proceeds from the sale of our common stock during the nine months ended September 27, 2026.

On February 25, 2025, we entered into an At Market Issuance Sales Agreement with Needham & Company, LLC, as sales agent (the "Agent"). On August 14, 2025, we amended and restated our At Market Issuance Sales Agreement with the Agent (the "Sales Agreement") in connection with filing a New Registration Statement (as defined below). Pursuant to the Sales Agreement, we may offer and sell, from time to time, through the Agent, shares of our common stock, par value of $0.001 per share, having an aggregate offering price of up to $20,000,000.

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

During the nine months ended September 27, 2026, we sold 903 thousand shares under the Amended ATM Offering, resulting in net cash proceeds of approximately $9.5 million. Issuance costs related to the Amended ATM Offering were $297 thousand. During the nine months ended September 28, 2025, we sold 713 thousand shares under the prior ATM offering, resulting in net cash proceeds of approximately $4.4 million.

On March 6, 2025, we entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 256 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $1.5 million.

We currently use our cash to fund our working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with our Amended ATM Offering and sales thereby, our revenues from operations, and the available financial resources from our Revolving Credit Facility will be sufficient to fund our operations and capital expenditures and provide adequate working capital for at least the next twelve months.

Various factors affect our liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on our eFPGA products and eFPGA IP license and professional services; the timing, milestones, and payments related to our government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the company; the issuance and exercise of stock options and participation in our employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, we anticipate that sales generated from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Credit Facility with Sunflower Bank, and our ability to raise additional capital will be sufficient to satisfy our operations and capital expenditures. However, we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. The inability to generate sufficient sales from our new product offerings and/or raise additional capital, if needed, could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of September 27, 2026, most of our cash and cash equivalents were invested in a money market account at Sunflower Bank. As of September 27, 2026, our interest-bearing debt consisted of a $5.0 million advance from our Revolving Credit Facility and $2.3 million outstanding under notes payable. See Note 8 - Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of September 27, 2026 and December 28, 2025. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2026	2025
Net cash provided by (used in) operating activities	$3,466	$(1,367)
Net cash provided by (used in) investing activities	(1,696)	(4,532)
Net cash provided by (used in) financing activities	(1,413)	1,365

Net cash provided by (used in) operating activities

For the nine months ended September 27, 2026, net cash provided by operating activities was $3.5 million, which was primarily due to net non-cash charges of $7.0 million, which included $4.7 million in depreciation and amortization expenses, $2.5 million of stock-based compensation, $0.4 million in inventory write-downs, $0.2 million in ROU asset amortization expenses, and $0.1 million in credit loss expense, partially offset by a non-cash gain on the extinguishment of a vendor payable of $1.0 million. Cash inflow from changes in operating assets and liabilities was approximately $1.7 million and was primarily due to decreases in accounts receivable and increases in trade payables and deferred revenues, partially offset by increases in contract assets, inventories, and other assets and decreases in accrued liabilities and lease liabilities. Net non-cash charges and net cash inflows from changes in operating assets and liabilities were partially offset by a net loss of $5.3 million.

For the nine months ended September 28, 2025, net cash used in operating activities was $1.4 million, which was primarily due to the net loss of $8.9 million, adjusted for non-cash charges of $7.2 million, which included $3.9 million in depreciation and amortization expenses, $2.6 million of stock-based compensation, $0.3 million in impairment charges related to our investment in a non-affiliate, $0.2 million in ROU asset amortization expenses, and $0.1 million in inventory write-downs. Cash inflow from changes in operating assets and liabilities was approximately $0.3 million and was primarily due to decreases in accounts receivable and contract assets, partially offset by decreases in accrued liabilities, accounts payable, lease liabilities, and deferred revenues.

Net cash provided by (used in) investing activities

For the nine months ended September 27, 2026 and September 28, 2025 cash used in investing activities was $1.7 million and $4.5 million, respectively, which was primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling.

Net cash provided by (used in) financing activities

For the nine months ended September 27, 2026, cash used in financing activities was $1.4 million, which was primarily due to net repayments of $10.0 million on our line of credit and $1.7 million in payments related to financing arrangements, partially offset by net proceeds of $9.5 million from sales of our common stock to investors and $0.7 million in proceeds from issuances related to our stock plans.

For the nine months ended September 28, 2025, cash provided by financing activities was $1.4 million and was primarily due to net proceeds of $5.9 million from sales of our common stock to investors and $0.2 million in proceeds from issuances related to our stock plans, partially offset by net repayments of $3.0 million on our line of credit and $1.8 million in payments related to financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 27, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the three months ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of James Sullivan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James Sullivan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended September 27, 2026, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ James Sullivan
Date:	November 12, 2026	James Sullivan
Chief Financial Officer and Senior Vice-President, Finance